Form 10-Q
period 2001-09-30
OSI PORTFOLIO SERVICES INC; PAYCO AMERICAN INTERNATIONAL CORP; PROFESSIONAL RECOVERIES INC; QUALINK INC; JENNIFER LOOMIS & ASSOCIATES INC; GRABLE GREINER & WOLFF INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; ASSET RECOVERY & MANAGEMENT CORP; UNIVERSITY ACCOUNTING SERVICE INC; OSI SUPPORT SERVICES INC
filed 2001-11-14
CIK 1029715, 1029391, 1029390, 1029389, 1029387, 1029386, 1029320, 1029319, 1029318, 76741

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                                --------------------------------

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission File Number  333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     58-2197161
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

390 South Woods Mill Road, Suite 350
      Chesterfield, Missouri                                 63017
---------------------------------             ----------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Outstanding at
        Class                                              September 30, 2001
-----------------------                                      --------------
Senior common stock                                             489,795.93
Voting common stock                                           6,088,479.30
Non-voting common stock                                         480,321.30
                                                              ------------
                                                              7,058,596.53
                                                              ============

                               OUTSOURCING SOLUTIONS INC.
                               --------------------------
                                    AND SUBSIDIARIES
                                    ----------------



                                TABLE OF CONTENTS


Part I.    Financial Information                                            Page

   Item 1. Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000..........................3


           Condensed Consolidated Statements of Operations for
           the three and nine months ended September, 2001 and 2000..........4


           Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2001 and 2000.................5


           Notes to Condensed Consolidated Financial Statements..............6


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................10


   Item 3. Quantitative and Qualitative Disclosures About Market Risk........14


Part II.      Other Information..............................................15

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

ASSETS                                            September 30,    December 31,
                                                       2001            2000
                                                  --------------   -------------

Cash and cash equivalents                          $   6,425         $ 10,273

Cash and cash equivalents held for clients            23,479           21,970

Accounts receivable - trade, less allowance
  for doubtful receivables of  $340 and $447          74,141           62,876

Purchased loans and accounts receivable
  portfolios                                          20,492           24,690

Property and equipment, net                           45,737           46,601

Intangible assets, net                               426,065          417,084

Deferred financing costs, less accumulated
  amortization of $7,857 and $4,538                   19,777           22,934

Other assets                                          42,202           30,426
                                                     -------          -------

             TOTAL                                  $658,318         $636,854
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                            $ 14,371         $ 14,446

Collections due to clients                            23,479           21,970

Accrued salaries, wages and benefits                  16,326           15,195

Debt                                                 537,198          539,463

Other liabilities                                     78,919           71,080

Commitments and contingencies (Note 2 and 4)

Mandatorily redeemable preferred stock;
redemption amount of $135,976 and $123,115           118,244          103,455

Stockholders' deficit:
  Senior common stock; $.01 par value;
    authorized 900,000 shares, 489,795.93
    issued in 2001 and outstanding                         5                -
  Voting common stock; $.01 par value;
    authorized 20,000,000 shares,
    9,166,728.37 shares issued                            92               92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                 5                5
  Paid-in capital                                    223,277          200,537
  Accumulated deficit                               (207,011)        (192,715)
  Accumulated other comprehensive loss                (9,799)               -
                                                     -------          -------
                                                       6,569            7,919
  Notes receivable from management
    for shares sold                                   (1,931)          (1,817)
  Voting common stock in treasury,
    at cost; 3,078,249.07 shares                    (134,857)        (134,857)
                                                    --------         --------
        Total stockholders' deficit                 (130,219)        (128,755)
                                                    --------         --------
               TOTAL                                $658,318         $636,854
                                                    ========         ========





               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.
PAGE 4


OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                             Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                            ---------------------    ---------------------
                                                               2001       2000         2001       2000

REVENUES                                                   $ 151,023   $ 133,871    $460,042   $404,494

EXPENSES:
     Salaries and benefits                                    77,956      66,026      232,846    198,630
     Service fees and other operating and administrative
       expenses                                               43,943      41,897      139,577    126,908
     Amortization of purchased loans and accounts
       receivable portfolios                                   4,770       6,591       16,761     21,376
     Amortization of goodwill and other intangibles            4,199       3,980       12,412     11,929
     Depreciation expense                                      3,532       3,956       10,839     12,067
     Nonrecurring realignment expenses                             -       1,742            -      2,742
                                                             -------     -------      -------    -------
         Total expenses                                      134,400     124,192      412,435    373,652
                                                             -------     -------      -------    -------

OPERATING INCOME                                              16,623       9,679       47,607     30,842
INTEREST EXPENSE - Net                                        16,499      15,377       46,579     44,829
                                                             -------     -------      -------    -------
INCOME (LOSS) BEFORE INCOME TAXES                                124      (5,698)       1,028   ( 13,987)
PROVISION FOR INCOME TAXES                                       185          65          535        359
                                                             -------     -------      -------    -------
NET INCOME (LOSS)                                                (61)     (5,763)         493   ( 14,346)
PREFERRED STOCK DIVIDEND REQUIREMENTS AND ACCRETION
   OF SENIOR PREFERRED STOCK                                   5,079       4,497       14,789     13,104
                                                             -------     -------      -------    -------

NET LOSS TO COMMON STOCKHOLDERS                              $(5,140)   $(10,260)    $(14,296)  $(27,450)
                                                             ========   =========    =========  =========





















               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ---------------------
                                                                                   2001       2000
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net income (loss)                                                                $   493   $(14,346)
  Adjustments to reconcile net income (loss) to net cash from operating activities and portfolio purchasing:
   Depreciation and amortization                                                    29,132     27,308
   Amortization of purchased loans and accounts receivable portfolios               16,761     21,376
   Non-cash compensation expense related to variable stock options                     741          -
   Change in assets and liabilities excluding the effects of acquisitions:
     Purchases of loans and accounts receivable portfolios                         (12,563)    (8,433)
     Accounts receivable and other assets                                          (19,406)   (10,370)
     Accounts payable, accrued expenses and other liabilities                       (4,265)     3,957
                                                                                   --------  --------
        Net cash from operating activities and portfolio purchasing                 10,893     19,492
                                                                                   -------   --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                             (9,493)   (13,883)
  Payment for acquisitions, net of cash acquired                                   (21,653)   (15,150)
  Purchases of loans and accounts receivable portfolios for resale to FINCO        (59,722)   (70,721)
  Sales of loans and accounts receivable portfolios to FINCO                        59,722     70,721
  Other                                                                             (3,025)    (1,361)
                                                                                   -------   --------
        Net cash used by investing activities                                      (34,171)   (30,394)
                                                                                   -------   --------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                                      242,400    244,350
  Repayments under revolving credit agreement                                     (232,700)  (227,850)
  Repayments of debt                                                               (12,112)    (2,512)
  Proceeds from issuance of common stock                                            22,004        401
  Proceeds from term loans                                                               -        246
  Deferred financing fees                                                             (162)         -
                                                                                   --------  --------
           Net cash from financing activities                                       19,430     14,635
                                                                                   -------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (3,848)     3,733

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      10,273      6,059
                                                                                   -------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 6,425   $  9,792
                                                                                   =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                                             $38,634   $ 32,230
                                                                                   =======   ========
  Net cash paid during period for taxes                                            $   413   $    241
                                                                                   =======   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable preferred stock                      $12,861   $ 11,235
                                                                                   =======   ========
  Accretion of mandatorily redeemable preferred stock                              $ 1,928   $  1,869
                                                                                   =======   ========
  Notes receivable for common stock                                                $     -   $  1,400
                                                                                   =======   ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except for share and per share amounts)
--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, have been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at September 30, 2001.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the periods ended September 30:


                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                     -------------------    --------------------
                                       2001       2000        2001       2000
Sales of purchased loans and
  accounts receivable portfolios
  by the Company to FINCO            $16,093   $ 16,415    $ 59,722   $ 70,721

Servicing fees paid by
  FINCO to the Company               $ 9,853   $ 10,319    $ 30,022   $ 19,656


Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets, which are included in other assets in the accompanying condensed consolidated balance sheet, was $15,524 at September 30, 2001 and was $5,612 at December 31, 2000.

At September 30, 2001 and December 31, 2000, FINCO had unamortized Receivables of $87,618 and $76,908, respectively. At September 30, 2001 and December 31, 2000, FINCO had outstanding borrowings of $66,706 and $67,636, respectively, under its revolving warehouse financing arrangement.

FINCO's summarized results from operations for the periods ended September 30 are as follows:

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                   --------------------     --------------------
                                      2001      2000           2001       2000

Revenues                            $24,775   $28,940        $83,965    $55,842
Income from operations                1,999     1,126          6,630      2,989
Net income (loss)                     1,156       (55)         3,593        509


NOTE 4:  ACQUISITIONS

On March 12, 2001, the Company through a newly formed limited liability company, Coast to Coast Consulting, LLC, acquired certain assets and assumed certain liabilities of Coast to Coast Consulting, Inc. ("CCC"), a service company providing highly skilled experts to health care clients to assist with their on-site, back office functions such as billing, collections, special projects and other areas. Total cash consideration for CCC was approximately $16,699 including transaction costs of $150. The acquisition contains a certain contingent payment obligation based on the attainment of a certain financial performance target over the next three years. The future contingent payment obligation, if any, is expected to be accounted for as additional goodwill as the payment is made.

On April 30, 2001, the Company through a newly formed limited liability company, Pacific Software Consulting, LLC, acquired (i) certain assets and assumed certain liabilities of Pacific Software Consulting, Inc. ("PSC"), a service company providing highly skilled consultants to banks to assist in their back office functions, and (ii) associated patentable property. Total cash consideration for these acquisitions was approximately $4,954 including transaction costs of $45. In connection with these acquisitions, the Company agreed to certain contingent payment obligations based on the attainment of certain financial performance targets through September 2002. The future contingent payment obligations, if any, are expected to be accounted for as additional goodwill as the payments are made.

The above acquisitions were accounted for under the purchase method. The excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over 30 years. The purchase price of the acquisitions was financed under the Company's revolving credit facility. Results of operations for the acquired businesses were included in the consolidated financial statements from their respective acquisition dates.


NOTE 5:  DERIVATIVES AND HEDGING ACTIVITIES

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At September 30, 2001, the Company had interest rate swap and collared swap agreements outstanding in the notional amounts of $75,000 and $225,000, respectively. At December 31, 2000, the Company had interest rate swap and collared swap agreements outstanding in the notional amounts of $50,000 and $150,000, respectively.

In September 2001, the Company accelerated the call option of an interest rate swap agreement maturing November 2006 relating to $50,000 nominal amount of its 11.0% senior subordinated notes and entered into a new interest rate swap agreement maturing November 2006 relating to $75,000 nominal amount of its 11.0% senior subordinated notes. Under this agreement, the Company pays floating three month LIBOR plus 5.50%. The financial institution has the right to call the agreement, at its discretion, after May 1, 2003. In addition, the Company entered into an interest rate collared swap agreement maturing November 2006 relating to $75,000 nominal amount of its term debt. Under the agreement, the Company pays floating three month LIBOR, capped at 6.75%, plus the applicable margin as set forth in the credit agreement. In the event, however, the three month LIBOR drops below 2.50% from November 1, 2001 to April 30, 2002, 2.85% from May 1, 2002 to April 30, 2003, or 4.10% from May 1, 2003 to November 1, 2006, the Company would be required to pay 5.50% plus the applicable margin, until such time the three month LIBOR rises above the period floor, at which time the rate returns to a variable rate.

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement required the recording of a liability of $3,691 with an offset of the same amount to accumulated other comprehensive income. As of September 30, 2001, the liability is $12,361 and is included in other liabilities and $9,799 is included in accumulated other comprehensive income (loss). The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit and loss. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter ended September 30, 2001, the Company recorded, as part of interest expense, a loss of $2,562 due to the hedges' ineffectiveness. For the nine months ended September 30, 2001, the net impact on interest expense is $2,562.


NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the periods ended September 30 are as follows:

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      ------------------      ------------------
                                        2001      2000        2001       2000

Net income (loss)                    $   (61)   $(5,763)    $   493   $(14,346)
Other comprehensive income item:
  Net loss on cash flow
  hedging instruments                 (3,178)         -      (9,799)         -
                                     -------    -------     -------   --------
Total comprehensive income (loss)    $(3,239)   $(5,763)    $(9,306)  $(14,346)
                                     ========   =======     =======   ========


NOTE 7:  STOCKHOLDERS' DEFICIT

In April 2001, the Company completed a sale of 489,795.93 shares of senior common stock for $24,000 ($22,004 after all related expenses) to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder.


NOTE 8:  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after September 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SFAS 141 on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS on January 1, 2002, and earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS 142 on its financial statements. Goodwill amortization recorded for the quarter and nine months ended September 30, 2001 was $4.2 million and $12.4 million, respectively, compared to $4.0 million and $11.9 million for the respective periods ended September 30, 2000.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the impact of SFAS 144 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended Sept. 30, 2001 Compared to Three Months Ended Sept. 30, 2000
-------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2001 were $151.0 million compared to $133.9 million in the same period last year - an increase of 12.8%. The revenue increase of $17.1 million was due to increased collection and outsourcing services revenues offset partially by lower portfolio services revenues. The collection services revenues increased 1.9% to $86.7 million for the three months ended September 30, 2001 from $85.1 million in 2000. The increased revenues were due primarily to increased letter series business offset partially by lower student loan business. Revenues from outsourcing services increased 74.8% to $41.6 million for the three months ended September 30, 2001 from $23.8 million for the comparable period in 2000. The increased outsourcing services revenues of $17.8 million were due primarily to new and increased existing business and the acquisitions of RWC Consulting Group ("RWC"), Coast to Coast Consulting ("CCC") and Pacific Software Consulting ("PSC"). Revenues from portfolio services of $22.7 million compared unfavorably to $25.0 million in 2000 due primarily to the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios and lower strategic sales of portfolios partially offset by increased servicing fees due to increased collections from the increased level of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001. The Company believes that its revenues and operating income were negatively affected by the terrorist attacks of September 11, 2001.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $121.9 million for the three months ended September 30, 2001 and $107.9 million for the comparable period in 2000 - an increase of 13.0%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions and the increased expenses due to the increased revenues of outsourcing services. For the three months ended September 30, 2001, amortization and depreciation charges of $12.5 million were lower than the $14.5 million for the comparable period in 2000 by $2.0 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of lower strategic sales of portfolios and the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In the three months ended September 30, 2000, the Company incurred nonrecurring realignment expenses of $1.7 million which included costs for closure of certain call centers, severance associated with these office closures and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 2001 was $29.1 million compared to $24.2 million for the same period in 2000. The increase was primarily attributable to the three acquisitions, the higher outsourcing services revenues and the 2000 nonrecurring charges of $1.7 million. EBITDA of $29.1 million for the three months ended September 30, 2001 compared favorably to $25.9 million for the same period in 2000 after adding back the nonrecurring charges.

As a result of the above, the Company's operating income of $16.6 million for the three months ended September 30, 2001 compared favorably to $9.7 million for the same period in 2000.

Net interest expense for the three months ended September 30, 2001 was $16.5 million compared to $15.4 million for the comparable period in 2000. The increase was due primarily to additional interest expense of $2.6 million as a result of the Company's interest rate hedges' ineffectiveness partially offset by lower interest rates. The provision for income taxes of $0.2 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at September 30, 2001 are fully offset by a valuation allowance. During the three months ended September 30, 2001, the net deferred tax assets and the valuation allowance did not change from the previous quarter. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had a net loss for the three months ended September 30, 2001 of $0.1 million which compared favorably to the net loss of $5.8 million for the three months ended September 30, 2000.


Nine Months Ended Sept. 30, 2001 Compared to Nine Months Ended Sept. 30, 2000
-----------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2001 were $460.0 million compared to $404.5 million in the same period last year - an increase of 13.7 %. The revenue increase of $55.5 million was primarily due to increased outsourcing services revenues offset partially by lower portfolio services revenues. Revenues from outsourcing services increased 87.6% to $122.9 million for the nine months ended September 30, 2001 from $65.5 million for the comparable period in 2000. The increased outsourcing services revenues of $57.4 million were due primarily to new and increased existing business and the acquisitions of RWC, CCC and PSC. Revenues from portfolio services of $66.1 million compared unfavorably to $68.2 million in 2000 due to the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios and lower strategic portfolio sales partially offset by increased servicing fees due to increased collections from the increased level of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001. The collection services revenues increased slightly, 0.1%, to $271.0 million for the nine months ended September 30, 2001 from $270.8 million in 2000. The increased revenues were due primarily to increased government and letter series business offset by lower bank card, student loan and telecommunications business. The Company believes that its revenues and operating income were negatively affected by the terrorist attacks of September 11, 2001.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $372.4 million for the nine months ended September 30, 2001 and $325.5 million for the comparable period in 2000 - an increase of 14.4%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions and the increased expenses due to the increased revenues of outsourcing services. Operating expenses for the nine months ended September 30, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. Included in operating expenses for the nine months ended September 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options. For the nine months ended September 30, 2001, amortization and depreciation charges of $40.0 million were lower than the $45.4 million for the comparable period in 2000 by $5.4 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios and lower depreciation resulting from lower current year capital expenditures and mix of current and prior years' capital expenditures.

In the nine months ended September 30, 2000, the Company incurred nonrecurring realignment expenses of $2.7 million which included costs for closure of certain call centers, severance associated with these call centers and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2001 was $87.6 million compared to $76.2 million for the same period in 2000. The increase was primarily attributable to the three acquisitions, the higher outsourcing services revenues and the 2000 nonrecurring charges of $2.7 million. Adding back the non-cash stock compensation expense, EBITDA was $88.3 million for the nine months ended September 30, 2001; this compared favorably to $79.1 million for the same period in 2000 after adding back the nonrecurring charges and the additional compensation expense.

As a result of the above, the Company's operating income of $47.6 million for the nine months ended September 30, 2001 compared favorably to $30.8 million for the same period in 2000.

Net interest expense for the nine months ended September 30, 2001 was $46.6 million compared to $44.8 million for the comparable period in 2000. The increase was due primarily to additional interest expense of $2.6 million as a result of the Company's interest rate hedges' ineffectiveness offset partially by lower interest rates.

The provision for income taxes of $0.5 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at September 30, 2001 are fully offset by a valuation allowance. During the nine months ended September 30, 2001, the net deferred tax assets and the valuation allowance decreased by $0.4 million. The decrease was caused by a reduction of deductible temporary differences that exceeded the taxable net operating loss generated during the current period by $0.4 million. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had net income for the nine months ended September 30, 2001 of $0.5 million which compared favorably to the net loss of $14.3 million for the nine months ended September 30, 2000.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At September 30, 2001, the Company had cash and cash equivalents of $6.4 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of September 30, 2001, the Company had $41.7 million outstanding under the revolving credit facility leaving $24.7 million, after outstanding letters of credit, available under the revolving credit facility.

In April 2001, the Company completed a sale of $24.0 million of senior common stock to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder. The net proceeds of $22.0 million from the sale were used to repay debt under the Company's bank credit facility.

Since December 31, 2000, cash and cash equivalents decreased $3.8 million primarily due to cash utilized for the CCC and PSC acquisitions of $21.7 million, debt repayments of $12.1 million, an earnout payment of $3.0 million and capital expenditures of $9.5 million offset by cash from operating activities and portfolio purchasing of $10.9 million, borrowings under the revolving credit facility of $9.7 million and net proceeds from the issuance of senior common stock of $22.0 million. The Company also held $23.5 million of cash for clients in restricted trust accounts at September 30, 2001.

For the nine months ended September 30, 2000, cash and cash equivalents increased $3.7 million primarily due to cash from operating activities and portfolio purchasing of $19.5 million and net cash from financing activities of $14.6 million, primarily borrowings under the revolving credit facility, offset by the use of cash of $30.4 million primarily for capital expenditures of $13.9 million and $15.2 million for the acquisition of certain assets of RWC. In addition to the cash consideration of $15.2 million, the purchase price included voting common stock worth $2.0 million and a $5.0 million 18% unsecured, subordinated note along with a contingent payment obligation.

For the first nine months in 2001, the Company made capital expenditures of $9.5 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion of the Company's information services systems. The Company anticipates capital spending of approximately $13.8 million during 2001, which the Company intends to fund from cash flow from operations and if necessary, borrowings under the revolving credit facility.


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after September 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SFAS 141 on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS on January 1, 2002, and earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS 142 on its financial statements. Goodwill amortization recorded for the quarter and nine months ended September 30, 2001 was $4.2 million and $12.4 million, respectively, compared to $4.0 million and $11.9 million for the respective periods ended September 30, 2000.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently evaluating the impact of SFAS 144 on its financial statements.


Forward-Looking Statements
--------------------------

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding the Company's expected capital expenditures and the funding thereof, (3) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (4) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (5) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, and (13) factors discussed from time to time in the Company's public filings.

These forward-looking statements speak only as of the date they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At December 31, 2000 (the most recent completed fiscal year), the Company had interest rate swap and collared swap agreements outstanding. In September 2001, the Company accelerated the call option of an interest rate swap agreement maturing November 2006 relating to $50.0 million nominal amount of its 11.0% senior subordinated notes and entered into a new interest rate swap agreement maturing November 2006 relating to $75.0 million nominal amount of its 11.0% senior subordinated notes. Under this agreement, the Company pays floating three month LIBOR plus 5.50% . The financial institution has the right to call the agreement, at its discretion, after May 1, 2003. In addition, the Company entered into an interest rate collared swap agreement maturing November 2006 relating to $75.0 million nominal amount of its term debt. Under the agreement, the Company pays floating three month LIBOR, capped at 6.75%, plus the applicable margin as set forth in the credit agreement. In the event, however, the three month LIBOR drops below 2.50% from November 1, 2001 to April 30, 2002, 2.85% from May 1, 2002 to April 30, 2003, or 4.10% from May 1, 2003 to November 1, 2006, the Company would be required to pay 5.50% plus the applicable margin, until such time the three month LIBOR rises above the period floor, at which time the rate returns to a variable rate.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibits

               None

          (b). Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended September 30, 2001.

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OUTSOURCING SOLUTIONS INC.
                                         (Registrant)



                                         /s/ Timothy G. Beffa
                                         ---------------------------------
                                         Timothy G. Beffa
                                         President and Chief Executive Officer



                                         /s/ Gary L. Weller
                                         ---------------------------------
                                         Gary L. Weller
                                         Executive Vice President
                                            and Chief Financial Officer


Date:   November 14, 2001