Form 10-Q/A
period 2001-09-30
OSI PORTFOLIO SERVICES INC; PAYCO AMERICAN INTERNATIONAL CORP; PROFESSIONAL RECOVERIES INC; QUALINK INC; JENNIFER LOOMIS & ASSOCIATES INC; GRABLE GREINER & WOLFF INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; ASSET RECOVERY & MANAGEMENT CORP; OSI EDUCATION SERVICES INC; UCO MBA CORP
filed 2002-04-15
CIK 1029715, 1029391, 1029390, 1029389, 1029387, 1029386, 1029320, 1029319, 1029318, 1058632

WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                                              ------------
                                                              7,058,596.53
                                                              ============


THE UNDERSIGNED REGISTRANT HEREBY AMENDS, AS AND TO THE EXTENT SET FORTH BELOW, THE FOLLOWING ITEMS AND FINANCIAL STATEMENTS OF ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 FILED PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. EXCEPT FOR ITEMS 1 AND 2 OF
PART I AND ITEM 3 OF PART II, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL REPORT ON FORM 10-Q IS AMENDED BY THIS AMENDMENT.

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.    Financial Information                                          Page
                                                                          ----

  Item 1.    Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets
             September 30, 2001, as restated and
             December 31, 2000, as restated............................     3


             Condensed Consolidated Statements of
             Operations for the three and nine months
             ended September, 2001, as restated and 2000...............     4


             Condensed Consolidated Statements of
             Cash Flows for the nine months ended
             September 30, 2001, as restated and 2000..................     5


             Notes to Condensed Consolidated
             Financial Statements......................................     6


  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations............     14


  Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk........................................     21


Part II.   Other Information..........................................     22

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


ASSETS                                            September 30,     December 31,
                                                      2001              2000
                                                  As Restated        As Restated
                                                 (Notes 2 & 10)       (Note 2)
                                                 --------------    ------------

Cash and cash equivalents                          $   6,425          $ 10,273

Cash and cash equivalents held for clients            23,479            21,970

Accounts receivable - trade, less allowance
  for doubtful receivables of  $340 and $447          68,654            61,325

Purchased loans and accounts receivable
  portfolios                                          20,492            24,690

Property and equipment, net                           45,737            46,601

Intangible assets, net                               426,065           417,084

Deferred financing costs, less accumulated
  amortization of $7,857 and $4,538                   19,777            22,934

Other assets                                          38,572            27,770
                                                    --------          --------

             TOTAL                                  $649,201          $632,647
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                            $ 14,371          $ 15,896

Collections due to clients                            23,479            21,970

Accrued salaries, wages and benefits                  16,326            15,195

Debt                                                 537,198           539,463

Other liabilities                                     78,919            71,080

Commitments and contingencies (Note 3 and 5)

Mandatorily redeemable preferred stock;
  redemption amount of $135,976 and $123,115         118,244           103,455

Stockholders' deficit:
  Senior common stock; $.01 par value;
    authorized 900,000 shares, 489,795.93
    issued in 2001 and outstanding                         5                 -
  Voting common stock; $.01 par value;
    authorized 20,000,000 shares,
    9,166,728.37 shares issued                            92                92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                 5                 5
  Paid-in capital                                    223,277           200,537
  Accumulated deficit                               (216,128)         (198,372)
  Accumulated other comprehensive loss                (9,799)                -
                                                    --------          --------
                                                      (2,548)            2,262
  Notes receivable from management for
    shares sold                                       (1,931)           (1,817)
  Voting common stock in treasury, at cost;
    3,078,249.07 shares                             (134,857)         (134,857)
                                                    --------          --------
        Total stockholders' deficit                 (139,336)         (134,412)
                                                    --------          --------
               TOTAL                                $649,201          $632,647
                                                    ========          ========





     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                    -----------------------------    ---------------------------
                                                         2001                             2001
                                                      As Restated                     As Restated
                                                    (Notes 2 & 10)      2000         (Notes 2 & 10)     2000

REVENUES                                             $ 152,902        $ 133,871       $ 461,921       $ 404,494

EXPENSES:
      Salaries and benefits                             77,956           66,026         232,846         198,630
      Service fees and other operating
        and administrative expenses                     49,282           41,897         144,916         126,908
      Amortization of purchased loans and
      accounts receivable portfolios                     4,770            6,591          16,761          21,376
      Amortization of goodwill and other
        intangibles                                      4,199            3,980          12,412          11,929
      Depreciation expense                               3,532            3,956          10,839          12,067
      Conversion, realignment and
        relocation expenses                                  -            1,742               -           2,742
                                                     ---------        ---------       ---------       ---------
          Total expenses                               139,739          124,192         417,774         373,652
                                                     ---------        ---------       ---------       ---------

OPERATING INCOME                                        13,163            9,679          44,147          30,842

INTEREST EXPENSE - Net                                  16,499           15,377          46,579          44,829
                                                     ---------        ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                                (3,336)          (5,698)         (2,432)        (13,987)

PROVISION FOR INCOME TAXES                                 185               65             535             359
                                                     ---------        ---------       ---------       ---------
NET LOSS                                                (3,521)          (5,763)         (2,967)        (14,346)

PREFERRED STOCK DIVIDEND REQUIREMENTS
   AND ACCRETION OF SENIOR PREFERRED STOCK               5,079            4,497          14,789          13,104
                                                     ---------        ---------       ---------       ---------

NET LOSS TO COMMON STOCKHOLDERS                      $  (8,600)       $ (10,260)      $ (17,756)      $ (27,450)
                                                     ==========       ==========      =========       =========















     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
 -------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                     2001
                                                                                  As Restated
                                                                                (Notes 2 & 10)     2000

OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                                        $  (2,967)    $ (14,346)
  Adjustments to reconcile net loss to net cash from
   operating activities and portfolio purchasing:
    Depreciation and amortization                                                    29,132        27,308
    Amortization of purchased loans and accounts receivable portfolios               16,761        21,376
    Non-cash compensation expense related to variable stock options                     741             -
    Change in assets and liabilities excluding the effects of acquisitions:
      Purchases of loans and accounts receivable portfolios                         (12,563)       (8,433)
      Accounts receivable and other assets                                          (14,496)      (10,370)
      Accounts payable, accrued expenses and other liabilities                       (5,715)        3,957
                                                                                  ---------     ---------

        Net cash from operating activities and portfolio purchasing                  10,893        19,492
                                                                                  ---------     ---------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                              (9,493)      (13,883)
  Payment for acquisitions, net of cash acquired                                    (21,653)      (15,150)
  Purchases of loans and accounts receivable portfolios for resale to FINCO         (59,722)      (70,721)
  Sales of loans and accounts receivable portfolios to FINCO                         59,722        70,721
  Other                                                                              (3,025)       (1,361)
                                                                                  ---------     ---------

        Net cash used by investing activities                                       (34,171)      (30,394)
                                                                                  ---------     ---------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                                       242,400       244,350
  Repayments under revolving credit agreement                                      (232,700)     (227,850)
  Repayments of debt                                                                (12,112)       (2,512)
  Proceeds from issuance of common stock                                             22,004           401
  Proceeds from term loans                                                                -           246
  Deferred financing fees                                                              (162)            -
                                                                                  ----------    ---------

           Net cash from financing activities                                        19,430        14,635
                                                                                  ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (3,848)        3,733

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       10,273         6,059
                                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   6,425     $   9,792
                                                                                  =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                                            $  38,634     $  32,230
                                                                                  =========     =========
  Net cash paid during period for taxes                                           $     413     $     241
                                                                                  =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable preferred stock                     $  12,861     $  11,235
                                                                                  =========     =========
  Accretion of mandatorily redeemable preferred stock                             $   1,928     $   1,869
                                                                                  =========     =========
  Notes receivable for common stock                                               $       -     $   1,400
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

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except for share and per share amounts)
--------------------------------------------------------------------------------


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000 and with the Company's Form 10-K for the year ended December 31, 2001 (to be filed as soon as practicable).


NOTE 2.  RESTATEMENT OF FINANCIAL RESULTS

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results reported in the Company's Report on Form 10-Q for the quarter ended September 30, 2001, would need to be restated for inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain transactions.

As a result, the consolidated financial statements as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results as of and for the quarter ended September 30, 2001 have been restated. The consolidated financial statements as of and for the year ended December 31, 2000 have been restated and provided in the Company's Form 10-K for the year ended December 31, 2001 (to be filed as soon as practicable). The restated consolidated financial results as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 have been included in the consolidated financial statements included herein.

For the three and nine months ended September 30, 2001, the previously reported unaudited consolidated financial statements included an understatement of revenues by $1,879 and an understatement of operating expenses by $5,339. The impact of the inaccurate financial reporting of certain transactions on previously reported operating results for the three and nine months ended September 30, 2001 was to overstate operating income by $3,460 and understate net loss and net loss to common stockholders by $3,460.

A comparison of previously reported and restated unaudited, condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 are set forth in Note 10 to the unaudited, condensed consolidated financial statements included herein.


NOTE 3.  LITIGATION

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


NOTE 4.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights. An unrelated third party holds the majority voting rights of FINCO and has decision-making authority over FINCO's operations. The Company's investment in FINCO is accounted for under the equity method. FINCO entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term which expires in October 2003. In connection with the establishment of the Warehouse Facility, FINCO entered into an agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected). The Company believes the fee structure agreed to by FINCO is representative of a fee structure that would exist with an unrelated party. The services provided by the Company to FINCO are similar to those provided to unrelated parties. Revenue from FINCO is generally recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

The following summarizes the transactions between the Company and FINCO for the periods ended September 30:

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                     ------------------      -------------------
                                       2001      2000         2001        2000
Sales of purchased loans
  and accounts receivable
  portfolios by the
  Company to FINCO                   $16,093    $16,415     $59,722     $70,721

Servicing fees paid by
  FINCO to the Company               $ 9,853    $10,319     $30,022     $19,656


Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. As such, the Company's Statements of Operations do not include revenues or expenses related to these loans and accounts receivable portfolios. In conjunction with an agreement to provide certain administrative and collection services to FINCO, the Company can achieve a bonus fee if amounts in excess of the original purchase price of a portfolio are recovered. Payment of any bonus is subject to certain collateral and collection sharing requirements as outlined in the agreement. Receivables from FINCO, which are included in other assets in the accompanying condensed consolidated balance sheet, were $15,524 at September 30, 2001 and were $5,612 at December 31, 2000.

At September 30, 2001 and December 31, 2000, FINCO had unamortized Receivables of $87,618 and $76,908, respectively. At September 30, 2001 and December 31, 2000, FINCO had outstanding borrowings of $66,706 and $67,636, respectively, under its Warehouse Facility. See Note 11.

FINCO's summarized results from operations for the periods ended September 30 are as follows:

                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                              ----------------------      ---------------------
                                2001         2000           2001         2000

Revenues                      $24,775      $28,940        $83,965      $55,842
Income from operations          1,999        1,126          6,630        2,989
Net income (loss)               1,156          (55)         3,593          509


NOTE 5:  ACQUISITIONS

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


NOTE 6:  DERIVATIVES AND HEDGING ACTIVITIES

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


NOTE 7:  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the periods ended September 30 are as follows:

                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                             -------------------------  ------------------------
                                  2001                       2001
                              As Restated                As Restated
                             (Notes 2 & 10)    2000     (Notes 2 & 10)   2000
                             -------------- ---------   -------------- ---------
Net income (loss)             $ (3,521)     $ (5,763)     $ (2,967)    $(14,346)
Other comprehensive
income item:
  Net loss on cash flow
  hedging instruments           (3,178)            -        (9,799)           -
                              --------      --------      --------     --------
Total comprehensive
income (loss)                 $ (6,699)     $ (5,763)     $(12,766)    $(14,346)
                              ========      ========      ========     ========


NOTE 8:  STOCKHOLDERS' DEFICIT

In April 2001, the Company completed a sale of 489,795.93 shares of senior common stock for $24,000 ($22,004 after all related expenses) to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder.


NOTE 9:  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS No. 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. In addition, SFAS No. 141 requires reclassifying existing intangible assets that have been reported as part of goodwill, and accounting for them separately upon adoption of SFAS No. 142 if certain criteria are met. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements as the Company has no negative goodwill or intangible assets that have been reported as part of goodwill.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, specifically identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company does not have any indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company will be required to complete the first step of the transitional goodwill impairment by the end of the second quarter of 2002. If this first step indicates transitional goodwill impairment may exist, the second step, which results in a final determination of goodwill impairment, if any, must be completed no later than December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements. Goodwill, net of amortization, was $426,065 and $417,084 at September 30, 2001 and December 31, 2000, respectively. Goodwill amortization recorded for the quarter and nine months ended September 30, 2001 was $4,199 and $12,412, respectively, compared to $3,980 and $11,929 for the respective periods ended September 30, 2000. However, as previously noted, goodwill amortization will cease as of January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is required to be adopted on January 1, 2002. The Company does not expect SFAS No. 144 to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE 10:  RESTATEMENT

As described in Note 2, the September 30, 2001 unaudited condensed consolidated balance sheet and the financial results for the three and nine months ended September 30, 2001 have been restated. A comparison of previously reported and restated condensed consolidated financial statements follows:


CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  September 30,
                                                      2001         September 30,
                                                  As Previously         2001
                                                    Reported        As Restated
                                                  -------------    -------------
ASSETS

Cash and cash equivalents                          $   6,425        $   6,425
Cash and cash equivalents held for clients            23,479           23,479
Accounts receivable - trade, less allowance
  for doubtful receivables of $340                    74,141           68,654
Purchased loans and accounts receivable
  portfolios                                          20,492           20,492
Property and equipment, net                           45,737           45,737
Intangible assets, net                               426,065          426,065
Deferred financing costs, less accumulated
  amortization of $7,857                              19,777           19,777
Other assets                                          42,202           38,572
                                                   ---------        ---------
         TOTAL                                     $ 658,318        $ 649,201
                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                           $  14,371        $  14,371
Collections due to clients                            23,479           23,479
Accrued salaries, wages and benefits                  16,326           16,326
Debt                                                 537,198          537,198
Other liabilities                                     78,919           78,919
Commitments and contingencies
Mandatory redeemable preferred stock;
  redemption amount of $135,976                      118,244          118,244
Stockholders' deficit:
  Senior common stock; $.01 par value;
    authorized 900,000 shares, 489,795.93
    issued in 2001 and outstanding                         5                5
  Voting common stock; $.01 par value;
    authorized 20,000,000 shares,
    9,166,728.37 shares issued                            92               92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                 5                5
  Paid-in capital                                    223,277          223,277
  Accumulated deficit                               (207,011)        (216,128)
  Accumulated other comprehensive loss                (9,799)          (9,799)
                                                   ---------        ---------
                                                       6,569           (2,548)
  Notes receivable from management for
    shares sold                                       (1,931)          (1,931)
  Voting common stock in treasury, at cost;
    3,078,249.07 shares                             (134,857)        (134,857)
                                                   ---------        ---------
      Total stockholders' deficit                   (130,219)        (139,336)
                                                   ---------        ---------
         TOTAL                                     $ 658,318        $ 649,201
                                                   =========        =========

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                             Three Months Ended             Nine Months Ended
                                                                September 30                   September 30
                                                          --------------------------    --------------------------
                                                              2001                          2001
                                                               As          2001              As           2001
                                                           Previously       As           Previously        As
                                                            Reported     Restated         Reported      Restated
REVENUES                                                    $151,023     $152,902         $460,042      $461,921

EXPENSES
  Salaries and benefits                                       77,956       77,956          232,846       232,846
  Service fees and other operating
    and administrative expenses                               43,943       49,282          139,577       144,916
  Amortization of purchased loans
    and accounts receivable portfolios                         4,770        4,770           16,761        16,761
  Amortization of goodwill and other intangibles               4,199        4,199           12,412        12,412
  Depreciation expense                                         3,532        3,532           10,839        10,839
  Nonrecurring realignment expenses                                -            -                -             -
                                                            --------     --------         --------      --------
         Total expenses                                      134,400      139,739          412,435       417,774
                                                            --------     --------         --------      --------
OPERATING INCOME                                              16,623       13,163           47,607        44,147

INTEREST EXPENSE - Net                                        16,499       16,499           46,579        46,579
                                                            --------     --------         --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                                124       (3,336)           1,028        (2,432)

PROVISION FOR INCOME TAXES                                       185          185              535           535
                                                            --------     --------         --------      --------
NET INCOME (LOSS)                                                (61)      (3,521)             493        (2,967)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
  ACCRETION OF SENIOR PREFERRED STOCK                          5,079        5,079           14,789        14,789
                                                            --------     --------         --------      --------
NET LOSS TO COMMON STOCKHOLDERS                             $ (5,140)    $ (8,600)        $(14,296)     $(17,756)
                                                            ========     ========         ========      ========

NOTE 11. SUBSEQUENT EVENT - DEBT

As a result of the restatement of financial results as discussed in Note 2, the Company breached certain covenants, representations and warranties in each of its bank credit facility (the "Credit Facility") and the Warehouse Facility. In response, the Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches in representations and warranties, increase the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduce the Company's availability under its Credit Facility by $5,000, and limit capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4,150. The proceeds of this sale were used to repay the revolving facility in the amount of $2,075 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the revolving facility and Term A Loan of the Credit Facility will bear interest, at the Company's option, at (a) the lender's prime rate, plus 2.75% or (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at
(a) the lenders' prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has also received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through year-end 2001. Since the Company, on an ongoing basis, will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurance that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurances that the lender will extend the waiver to cover such breaches. On an ongoing basis the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current Warehouse Facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility.

Under the indenture governing the 11% Series B Senior Subordinated Notes, the Company is furnishing Note holders with copies of the restated financial results discussed in Note 2 and, therefore, has cured, within any applicable cure period, any default that may have existed as a result of inaccuracies contained in any previously furnished financial information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Restatement of Financial Results

During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results reported in the Company's Report on Form 10-Q for the quarter ended September 30, 2001, would need to be restated for inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain transactions.

As a result, the consolidated financial statements as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results as of and for the quarter ended September 30, 2001 have been restated. The consolidated financial statements as of and for the year ended December 31, 2000 have been restated and provided in the Company's Form 10-K for the year ended December 31, 2001 (to be filed as soon as practicable). The restated consolidated financial results as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 have been included in the consolidated financial statements included herein.

For the three and nine months ended September 30, 2001, the previously reported unaudited consolidated financial statements included an understatement of revenues by approximately $1.9 million and an understatement of operating expenses by approximately $5.3 million. The impact of the inaccurate financial reporting of certain transactions on previously reported operating results for the nine months was to overstate operating income by approximately $3.4 million and understate net loss and net loss to common stockholders by approximately $3.4 million.

A comparison of previously reported and restated unaudited, condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 are set forth in Note 10 to the unaudited, condensed consolidated financial statements included herein.


Results of Operations

Three Months Ended September 30, 2001 (Restated) Compared to Three Months Ended September 30, 2000
--------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2001 were $152.9 million compared to $133.9 million in the same period last year - an increase of 14.2%. The revenue increase of $19.0 million was due to increased collection and outsourcing services revenues offset partially by lower portfolio services revenues. The collection services revenues increased 4.1% to $88.6 million for the three months ended September 30, 2001 from $85.1 million in 2000. The increased revenues were due primarily to increased collection letter products business offset partially by lower student loan business. Revenues from outsourcing services increased 74.8% to $41.6 million for the three months ended September 30, 2001 from $23.8 million for the comparable period in 2000. The increased outsourcing services revenues of $17.8 million were due primarily to new and increased existing business and the acquisitions of RWC Consulting Group ("RWC"), Coast to Coast Consulting ("CCC") and Pacific Software Consulting ("PSC"). Revenues from portfolio services of $22.7 million compared unfavorably to $25.0 million in 2000 due primarily to the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios and lower strategic sales of portfolios partially offset by increased servicing fees due to increased collections from the increased level of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001. The Company believes that its revenues and operating income were negatively affected by the terrorist attacks of September 11, 2001.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $127.2 million for the three months ended September 30, 2001 and $107.9 million for the comparable period in 2000 - an increase of 17.9%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions, increased postage expense and the increased expenses due to the increased revenues of outsourcing services. For the three months ended September 30, 2001, amortization and depreciation charges of $12.5 million were lower than the $14.5 million for the comparable period in 2000 by $2.0 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of lower strategic sales of portfolios and the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In the three months ended September 30, 2000, the Company incurred nonrecurring conversion, realignment and relocation expenses of $1.7 million which included costs for closure of certain call centers, severance associated with these office closures and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended September 30, 2001 was $25.7 million compared to $24.2 million for the same period in 2000. The increase was primarily attributable to the three acquisitions, the higher outsourcing services revenues and the 2000 nonrecurring charges of $1.7 million offset partially by a change in revenue mix relating to its collection letter products from higher margin contingent fee services to lower margin fixed fee services and higher postage expense.

As a result of the above, the Company's operating income of $13.2 million for the three months ended September 30, 2001 compared favorably to $9.7 million for the same period in 2000.

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

Due to the factors stated above, the Company had a net loss for the three months ended September 30, 2001 of $3.5 million which compared favorably to the net loss of $5.8 million for the three months ended September 30, 2000.


Nine Months Ended September 30, 2001 (Restated) Compared to Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2001 were $461.9 million compared to $404.5 million in the same period last year - an increase of 14.2 %. The revenue increase of $57.4 million was primarily due to increased outsourcing services revenues offset partially by lower portfolio services revenues. Revenues from outsourcing services increased 87.6% to $122.9 million for the nine months ended September 30, 2001 from $65.5 million for the comparable period in 2000. The increased outsourcing services revenues of $57.4 million were due primarily to new and increased existing business and the acquisitions of RWC, CCC and PSC. Revenues from portfolio services of $66.1 million compared unfavorably to $68.2 million in 2000 due to the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios and lower strategic portfolio sales partially offset by increased servicing fees due to increased collections from the increased level of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001. The collection services revenues increased slightly, 0.8%, to $272.9 million for the nine months ended September 30, 2001 from $270.8 million in 2000. The increased revenues were due primarily to increased government and collection letter products business offset by lower bank card, student loan and telecommunications business. The Company believes that its revenues and operating income were negatively affected by the terrorist attacks of September 11, 2001.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $377.8 million for the nine months ended September 30, 2001 and $325.5 million for the comparable period in 2000 - an increase of 16.1%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions, higher postage expense and the increased expenses due to the increased revenues of outsourcing services.
Operating expenses for the nine months ended September 30, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. Included in operating expenses for the nine months ended September 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options. For the nine months ended September 30, 2001, amortization and depreciation charges of $40.0 million were lower than the $45.4 million for the comparable period in 2000 by $5.4 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios and lower depreciation resulting from lower current year capital expenditures and mix of current and prior years' capital expenditures.

In the nine months ended September 30, 2000, the Company incurred nonrecurring conversion, realignment and relocation expenses of $2.7 million which included costs for closure of certain call centers, severance associated with these call centers and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2001 was $84.2 million compared to $76.2 million for the same period in 2000. The increase was primarily attributable to the three acquisitions, the higher outsourcing services revenues and the 2000 nonrecurring charges of $2.7 million offset partially by higher postage expense. Adding back the non-cash stock compensation expense, EBITDA was $84.9 million for the nine months ended September 30, 2001; this compared favorably to $79.1 million for the same period in 2000 after adding back the nonrecurring charges and the additional compensation expense.

As a result of the above, the Company's operating income of $44.1 million for the nine months ended September 30, 2001 compared favorably to $30.8 million for the same period in 2000.

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

Due to the factors stated above, the Company had a net loss for the nine months ended September 30, 2001 of $3.0 million which compared favorably to the net loss of $14.3 million for the nine months ended September 30, 2000.


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

As a result of the restatement of financial results as discussed above, the Company breached certain covenants, representations and warranties in each of its bank credit facility (the "Credit Facility") and the Warehouse Facility. In response, the Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches in representations and warranties, increase the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduce the Company's availability under its Credit Facility by $5,000, and limit capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4,150. The proceeds of this sale were used to repay the revolving facility in the amount of $2,075 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the revolving facility and Term A Loan of the Credit Facility will bear interest, at the Company's option, at (a) the lender's prime rate, plus 2.75% or (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at
(a) the lenders' prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has also received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through year-end 2001. Since the Company, on an ongoing basis, will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurance that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurance that the lender will extend the waiver to cover such breaches. On an ongoing basis the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current Warehouse Facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility. Under the indenture governing the 11% Series B Senior Subordinated Notes, the Company is furnishing Note Holders with copies of the restated financial results discussed in Note 2 and, therefore, has cured, within any applicable cure period, any default that may have existed as a result of inaccuracies contained in any previously furnished financial information.

Under the indenture governing the 11% Series B Senior Subordinated Notes, the Company is furnishing Note holders with copies of the restated financial results as discussed above and, therefore, has cured within any applicable cure period, any default that may have existed as a result of inaccuracies contained in any previously furnished financial information.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS No. 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. In addition, SFAS No. 141 requires reclassifying existing intangible assets that have been reported as part of goodwill, and accounting for them separately upon adoption of SFAS No. 142 if certain criteria are met. The adoption of SFAS No. 141 will not have a material impact on the Company's consolidated financial statements as the Company has no negative goodwill or intangible assets that have been reported as part of goodwill.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, specifically identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company does not have any indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company will be required to complete the first step of the transitional goodwill impairment test by the end of the second quarter of 2002. If this first step indicates transitional goodwill impairment may exist, the second step, which results in a final determination of goodwill impairment, if any, must be completed no later than December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements. Goodwill, net of amortization, was $426.1 million and $417.1 million at September 30, 2001 and December 31, 2000, respectively. Goodwill amortization recorded for the quarter and nine months ended September 30, 2001 was $4.2 million and $12.4 million, respectively, and $4.0 million and $11.9 million for the respective periods ended September 30, 2000. However, as previously noted, goodwill amortization will cease as of January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and as required, was adopted, by the Company on January 1, 2002. The Company does not expect SFAS No. 144 to have a material impact on the Company's consolidated financial statements.


Forward-Looking Statements

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding anticipated changes in the accounts receivable management industry, including but not limited to debt levels, delinquencies, industry consolidation, customer consolidation and outsourcing trends, (3) statements regarding anticipated changes in the Company's opportunities in its industry, including but not limited to acquisitions, (4) statements regarding the Company's plans to reduce costs and improve operational efficiencies, (5) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due,
(6) statements regarding the Company's expected capital expenditures and facilities, (7) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "plans", "intends," "should," "may," or similar expressions; and (8) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management and the availability of portfolios to purchase generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from recent acquisitions by the Company not being fully realized or realized within the expected time frames,
(10) costs of operational difficulties, including but not limited to those related to integrating the operations of recently acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services either through acquisitions or internal growth, (13) the Company's ability to amend its Warehouse Facility to cure breaches and defaults thereunder or to obtain replacements thereof on acceptable economic terms, (14) changes in circumstances or the effects of new accounting standards which may require the Company to consolidate FINCO into its financial statements, and (15) factors discussed from time to time in the Company's public filings.

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


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          See Note 11 of the Condensed Consolidated Financial Statements included herein.


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



                                        OUTSOURCING SOLUTIONS INC.
                                        (Registrant)



                                        /s/ Timothy G. Beffa
                                        -------------------------------------
                                        Timothy G. Beffa
                                        President and Chief Executive Officer



                                        /s/ Gary L. Weller
                                        -------------------------------------
                                        Gary L. Weller
                                        Executive Vice President and
                                         Chief Financial Officer


Date:    April 15, 2002