Form 10-K
period 2001-12-31
OSI PORTFOLIO SERVICES INC; PAYCO AMERICAN INTERNATIONAL CORP; PROFESSIONAL RECOVERIES INC; QUALINK INC; JENNIFER LOOMIS & ASSOCIATES INC; GRABLE GREINER & WOLFF INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; ASSET RECOVERY & MANAGEMENT CORP; OSI EDUCATION SERVICES INC; OSI SUPPORT SERVICES INC
filed 2002-04-15
CIK 1029715, 1029391, 1029390, 1029389, 1029387, 1029386, 1029320, 1029319, 1029318, 76741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                              ---------------------  -----------------

                    Commission file Number        333-16867
                                              -----------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     58-2197161
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                              63017
------------------------------------     ---------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class              Name of each exchange on which registered
-------------------------------        -----------------------------------------
            None                                         None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable, as the stock is not publicly traded.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of April 10, 2002, the following shares of the Registrant's common stock were issued and outstanding:

  Senior common stock                                   489,795.93
  Voting common stock                                 6,088,479.30
  Non-voting common stock                               480,321.30
                                                     -------------
                                                      7,058,596.53
                                                     =============

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.   BUSINESS

General

     Outsourcing Solutions Inc., a Delaware corporation, is one of the largest providers of business process outsourcing (BPO) receivables services in the United States with 2001 revenues of approximately $612.3 million. Unless otherwise indicated by the context, the "Company" means Outsourcing Solutions Inc. only and "OSI" means Outsourcing Solutions Inc. and consolidated subsidiaries. The Company believes that it differentiates itself from its competitors by using best-in-class people practices and business practices to deliver a comprehensive range of accounts receivable management services on a national basis that provide its clients the opportunity to outsource the management of the entire credit-to-cash cycle, and thereby achieve maximum recoveries, net of costs, or "net-back". The breadth of services OSI provides across all stages of the credit-to-cash cycle allows it to cross-sell services to existing clients as well as to expand its client base by providing specific services to potential clients in targeted industries. These BPO services include
1) first-party outsourcing services, 2) portfolio purchasing services and 3) recovery services, which accounted for approximately 53%, 15% and 32% of 2001 revenues, 46%, 16% and 38% of 2000 revenues and 41%, 16% and 43% of 1999 revenues, respectively.

o Outsourcing services include contract management of accounts receivable, billing, teleservicing, letter series programs, banking and financial services transaction processing and other services.

o Portfolio purchasing services involve acquiring portfolios of charged-off consumer receivables from credit grantors or other owners, servicing such portfolios and retaining all amounts collected and servicing client owned portfolios for an agreed upon servicing fee.

o Recovery services involve collecting delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account.

     OSI manages the marketing and execution of services within the four stages of the credit-to-cash cycle. In the first stage of the cycle, OSI provides clients with the ability to outsource functions including credit authorization, usage management and client service. Dedicated call centers provide "first-party" services for its clients performing all operations in their name. The second stage of the cycle is the management of pre-uncollectable, or charge-off, delinquency situations. OSI provides clients with fixed fee early-out programs based on either a letter series or calling program for accounts that are generally less than 180 days past due. In the third stage of the cycle, OSI offers traditional contingent collection services for delinquent and charged-off receivables. In the fourth and final stage of the credit cycle, OSI acts as a principal and purchases both new and delinquent charged-off receivables from credit grantors or other owners.

     The accounts receivable management industry is highly fragmented. The American Collectors Association estimates there are approximately 6,000 accounts receivable firms in the United States, with the 10 largest agencies accounting for approximately 33% of industry revenues. Competition is based largely on recovery rates and service fees, industry experience and reputation. Large-volume credit grantors typically employ more than one accounts receivable management firm at a time, and often compare performance rates and rebalance account placements towards higher-performing servicers.

     The client base for the accounts receivable management industry is generally concentrated by credit grantors in four end-markets: banks, health care, utilities and telecommunications. Other significant sources of account placements include retail, student loan and governmental agencies. The Company believes that the ongoing consolidation in the banking, health care, utilities and telecommunication industries, combined with continued growth in the demand for business process outsourcing services will create larger national clients seeking to place business with national rather than local/regional accounts receivable services companies; as well as, companies that want to focus on their core competencies and outsource essential but non-core functions. OSI's clients include a full range of local, regional and national credit grantors. OSI's largest client accounted for approximately 9% of 2001 consolidated revenues, 8% of 2000 consolidated revenues and 5% of 1999 consolidated revenues.

     The Company was formed in 1995 to acquire Account Portfolios L.P., one of the largest purchasers and servicers of non-performing accounts receivables portfolios. Since its formation, the Company has completed 10 additional acquisitions and has established itself as a leading industry consolidator. OSI has experienced significant growth in its business through acquisitions and internal growth, with its revenues increasing from $29.6 million in 1995 to $612.3 million in 2001.

Restatement of Financial Results

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the restated consolidated financial results for all periods impacted by the restatement included herein.

Industry

     The accounts receivable management industry has experienced significant growth over the past 15 years. The rapid growth of outstanding consumer credit and the corresponding increase in delinquencies and charge-offs have resulted in credit grantors increasingly looking to outsourcing companies to manage the accounts receivable process across the credit-to-cash cycle. The contingent fee collection industry is estimated to be a $7.5 billion market growing at approximately 8% to 10% per annum. OSI's other business services such as portfolio purchasing and outsourcing services are estimated, in the aggregate, to be approximately a $5.1 billion market. The outsourcing segment is experiencing rapid growth with the overall business outsourcing market growing by 25% annually. Annual revenues in the outsourcing market amount to $1.5 billion. The Company believes the following are the key trends in the business process outsourcing of accounts receivable management industry:

o Increase in Consumer Debt and Delinquencies. Consumer debt, a leading indicator of current and future business for accounts receivable management companies, rose to $7.5 trillion in 2000 and continues to grow at an annual rate of 14.6%. The percentage of household debt, including mortgages, to disposable income increased almost 25% from 1990 to 2000. And toward the end of 2000, 3.6% of consumer loans were delinquent. As a result, the amount of delinquent consumer debt placed for collection increased 85% from 1990 to 2000, when it reached $135 billion. Overall, U.S. levels of consumer debt and consumer debt placed for collection are at record levels and are expected to increase in coming years.

o Increase in Commercial Debt and Delinquencies. Commercial debt climbed to its highest level to date - $1.1 trillion in 2000, a 52% increase over 1995 and an 83% increase over 1975 debt levels. As with consumer debt, commercial debt is expected to continue to rise over the next several years.

o Industry Consolidation. The number of companies in the United States participating in contingent fee collection has declined significantly the past decade; and moreover, the revenue of the top 10 companies within the industry climbed to $2.4 billion in 2000 from $910 million in 1990. OSI believes that the industry will continue to experience consolidation, reflecting financial and competitive constraints including limited liquidity options facing the smaller companies. Companies that offer national capabilities with a "full service" approach to accounts receivable management are increasingly displacing local and regional competitors.

o Client Consolidation. The largest credit granting industries, including banking, utilities, telecommunications and health care, account for 80% of business placed with accounts receivables firms and are experiencing rapid consolidation. This consolidation has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. As a result, many regional clients are becoming national in scope and are shifting business to accounts receivable management companies, which allows clients to focus on their core business while at the same time benefiting from leading best business practices in receivables management without capital investment costs. Additionally, clients outsourcing their accounts receivables functions gain flexibility and scalability to cover peaks in demand. OSI has established relationships with many of the target industries' largest consolidators, thereby improving its ability to capitalize on this consolidation trend.

o Growth in Portfolio Sales. As a leading provider of portfolio purchasing services, OSI has participated in the rapid and consistent industry-wide increase in the amount of charged-off consumer receivables sold by credit grantors. Portfolio sales offer the credit grantor many benefits, including increased predictability of cash flow, reduction in monitoring and administrative expenses and reallocation of assets from non-core business functions to core business functions. It is estimated that $28.1 billion of charged-off receivables were acquired by portfolio purchasers in 1999 and more than $30 billion in 2001.

o Accelerated Trend Toward Outsourcing. Outsourcing in the U.S. is expected to continue to grow at approximately 25% annually. In an effort to focus on core business activities and to take advantage of economies of scale, leading best practices, better performance and the lower cost structure offered by accounts receivables services companies, many credit grantors are choosing to outsource an increasing number of components in the accounts receivable management process. Instead of waiting until receivables are 90 to 180 days past due (or later) to pursue collection, credit grantors are now involving collection accounts receivable companies much earlier in the process. Increasingly, credit grantors are looking to accounts receivable management providers for assistance with the entire credit-to-cash cycle, including the outsourcing of billing, client service and complete call center functions.

o Technological Sophistication. Leading companies in the industry are increasingly using technology to improve their results. These initiatives include investments in data warehousing, proprietary databases, computerized calling systems, debtor location databases, web-based reporting, and scoring and segmentation of receivables portfolios to identify customized treatments and to maximize recoveries.

Competitive Advantages

     OSI believes its strong market position, national presence, breadth of services and industry best practices distinguish it as a leading provider of accounts receivable management services in the United States. OSI believes its competitive advantages include:

o Significant Benefits of Scale. The benefits of scale in the accounts receivable industry are significant. OSI's size enables it to compete for larger blocks of revenue, deliver more services over a wider geographic base and leverage its fixed costs over a broader client base. As clients consolidate geographically and seek to reduce suppliers, OSI's national presence is also attractive.

o Singular Focus on Managing the Complete Credit-to-Cash Cycle. By focusing on strategic receivables management, OSI offers a comprehensive spectrum of services across the credit-to-cash cycle. Services range from client acquisition to recovery of charge-offs to portfolio acquisition. By integrating these services, OSI aims to provide for its clients accelerated cash flow, lower operating costs and increased revenue.

o Industry Specialization. OSI provides services to some of the largest and fastest growing credit grantors in a wide range of industries. OSI has carved out recognizable market niches including bankcard, commercial, communications, education, financial services, government and utilities. This level of specialization allows the company to have a detailed understanding of its clients, and not merely the language of the accounts receivables management business. Regardless of the industry served, each program is customized. OSI's broad client base diversifies its revenue stream. OSI also has long standing relationships with many of its clients which provides a strong base of recurring revenues and provides OSI with significant opportunities to cross-sell services.

o Ongoing Investment in Technology. OSI has made, and intends to continue making, investments in technology and know-how to enhance its competitive advantage. OSI believes that its proprietary software, including debtor-scoring models, computerized calling and debtor databases, provides a competitive advantage in pricing portfolios, offering outsourcing services and collecting delinquent accounts. OSI's systems interface with those of its clients to receive new account placements daily and provide frequent updates to clients on the status of collections. OSI has become increasingly integrated with its clients' systems, resulting in efficiency and lower costs. o Commitment to the Best People and the Best Practices. OSI is committed to nurturing a culture of best people and best business practices. From day one, associates are taught OSI's core values: respect for individuals, client focus and team orientation. Associates' education includes training on collection skills, compliance and work standards, and specialized leadership programs--all of which lead to better results for clients. Performance analysis and coaching programs also are in place. In addition to its associate training, a wide range of best business practices provides invaluable assistance to successful accounts receivable management. This range includes a scoring and segmentation account ranking system that enables clients to assess the likelihood of delinquent accounts to on-line management of consumer accounts.

Growth Strategies

     OSI's   strategy   focuses  on  expanding   its   business  and   enhancing
profitability through the following initiatives:

o Cross-Selling Services to Existing Clients. OSI offers its clients a comprehensive array of services across the credit-to-cash cycle. These services include: client acquisition/care, billing/client management, delinquency management and recovery. This range of services allows OSI to cross-sell offerings within its existing client base and to potential clients in specifically targeted industries.

o    Expansion of Client Base.

     o Existing Target End-Markets. Increasingly, credit grantors in the public and private sectors which have typically maintained accounts receivable departments within their organizations are outsourcing their accounts receivables functions. In addition, consolidation in the banking, retail, utilities, student loan, health care and telecommunications industries has created national clients that are outsourcing more components of their accounts receivable management needs to national providers. Healthcare and telecommunications represent nearly 50% of the outsourcing market, estimated at approximately $1.5 billion. Both of these industries continue to undergo consolidation.

     o New Target Industries. OSI intends to capitalize on its expertise and reputation to penetrate new end-markets. For example, OSI plans to continue to focus on increasing its business activities with governmental agencies at the federal, state and local levels, which have begun to outsource tax, child support collection and student loan accounts receivable functions to private companies. In addition, OSI plans to focus on the commercial market segment (collection of delinquent accounts owed by businesses to other businesses) and health care segment of the industry. The Company believes that the commercial market traditionally has been under-served by accounts receivable services firms, given the need for tailored collection methods which differ from those used in the consumer market. In addition, significant changes and cost reductions in the health care market require specialized skills in the collection of past due accounts.

o Disciplined Acquisitions. The Company has built its position as an industry leader through strategic acquisitions of leading accounts receivable outsourcing service providers. By successfully integrating these businesses, its management has demonstrated an ability to evaluate, execute and integrate acquisitions. With more than 6,000 accounts receivable companies in the United States, OSI plans to pursue additional acquisitions that complement its existing services or expand its client base. The Company is continually reviewing acquisition opportunities.

o Cost Reductions. OSI's management has adopted an aggressive approach to cost management. OSI plans to continue reducing its overall costs and improving operational efficiencies.

Acquisition and Integration History

     In September 1995, OSI was formed and acquired Atlanta-based Account Portfolios, one of the largest purchasers and servicers of non-performing accounts receivable portfolios.

     In January 1996, OSI acquired Continental Credit Services, Inc. ("Continental") and A.M. Miller Associates, two industry leaders in providing contingent fee services. Continental, which was headquartered in Seattle and operated in eight western states, provided contingent fee services to a wide range of end-markets with particular emphasis on public utilities and regional telecommunications. A.M. Miller, based in Minneapolis, provided contingent fee services to the student loan and bank credit card end markets.

     In November 1996, the Company acquired Payco American Corporation with corporate offices in Brookfield, Wisconsin. Originally founded as a contingent fee service company, Payco diversified into other outsourcing services such as student loan billing, health care accounts receivable billing and management, contract management of accounts receivable, and teleservicing.

     In October 1997, OSI acquired the assets of North Shore Agency, Inc., a fee service company headquartered in Westbury, New York. North Shore specialized in "letter series" collection services for direct marketers targeted at collecting small balance debts. The majority of North Shore's revenues were generated from traditional contingent collections utilizing letters with the remaining revenues derived from fixed fee letter services.

     In November 1997, OSI acquired the assets of Accelerated Bureau of Collections, Inc., a Denver-based national fee service company. It specialized in credit card collection and derived approximately 25% of its revenues from pre-charge-off programs with the remaining 75% of revenues derived from standard contingent fee collections.

     In March 1998, OSI completed the acquisition of The Union Corporation ("Union"). Union was originally a conglomerate involved in businesses ranging from electronic and industrial components to financial services. Union was a leading provider of a range of outsourcing services to both large and small clients. Union provided contingent and fixed fee collection services and other related outsourcing services. Union provided fee services through the following wholly-owned subsidiaries: Allied Bond & Collection Agency, Inc., Capital Credit Corporation, and Transworld Systems, Inc. Allied, headquartered in Trevose, Pennsylvania, provided contingent and fixed fee collection services for large clients across a broad spectrum of industries. Capital Credit, headquartered in Jacksonville, Florida also provided contingent and fixed fee collection services for large national clients primarily serving the bankcard, telecommunications, travel and entertainment, and government sectors. Transworld, headquartered in Rohnert Park, California, is one of the largest prepaid, fixed fee providers of delinquent account management services in the United States. Transworld's clients are primarily small companies with low balance delinquent accounts. Union provided related outsourcing services through its Interactive Performance, Inc. and High Performance Services, Inc. subsidiaries. Interactive Performance headquartered in North Charleston, South Carolina, provided a range of credit and receivables management outsourcing services primarily in the form of teleservicing. Interactive Performance services included inbound and outbound calling programs for credit authorization, client service, usage management and receivable management. High Performance Services, headquartered in Jacksonville, Florida, provided services similar to Interactive Performance for clients in the financial services industry.

     In 1999, as part of a strategy to increase the efficiency of its operations by aligning OSI along business services and establishing call centers of excellence by industry specialization and in order to market its services under one OSI brand, the Company reorganized many of its acquired subsidiaries. Account Portfolios changed its name to OSI Portfolio Services, Inc. Payco American Corporation's largest debt collection subsidiary changed its name to OSI Collection Services, Inc. and Continental, A.M. Miller, Accelerated Bureau of Collections, Allied Bond & Collection Agency and Capital Credit merged into OSI Collection Services. Interactive Performance changed its name to OSI Outsourcing Services, Inc., and the Interactive Performance and High Performance Services subsidiaries merged into OSI Outsourcing Services. OSI now provides specialized services for the following industries: health care, government, education, telecommunications/utilities, commercial, financial services and bank card.

     As part of its strategy to expand its outsourcing services, in September 2000, the Company through a newly formed limited liability company, RWC Consulting Group, LLC, acquired certain assets and assumed certain liabilities of RWC Consulting Group, Inc., a service company providing highly-skilled consultants to banks to assist in their back office functions. In March 2001, the Company through a newly formed limited liability company, Coast to Coast
Consulting, LLC, acquired certain assets and assumed certain liabilities of Coast to Coast Consulting, Inc., a service company providing highly skilled experts to health care clients to assist with their on-site, back office functions such as billing, collections, reimbursement, special projects and other areas. In April 2001, the Company through a newly formed limited liability company, Pacific Software Consulting, LLC, acquired (i) certain assets and assumed certain liabilities of Pacific Software Consulting, Inc., a service company providing highly skilled consultants to banks to assist in their bank office functions, and (ii) associated patentable property.

Recapitalization

     On December 10, 1999, pursuant to a Stock Subscription and Redemption Agreement, dated as of October 8, 1999, as amended (the "Recapitalization Agreement"), by and among Madison Dearborn Capital Partners III, L.P. (together with its affiliates, "MDP"), the Company, and certain of the Company's stockholders, optionholders and warrantholders: (i) the Company sold 5,323,561.08 shares of its common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $199.5 million; (ii) the Company sold 100,000 shares of its Senior Mandatorily Redeemable Preferred Stock to certain purchasers for an aggregate purchase price of $100 million; (iii) the Company redeemed 4,792,307.20 shares of the Company's common stock (including voting common stock, par value $.01 per share, Class A Convertible Nonvoting Common Stock, par value $.01 per share, Class B Convertible Nonvoting Common Stock, par value $.01 per share, Class C Convertible Nonvoting Common Stock, par value $.01 per share and 1,114,319.33 shares of its preferred stock, no par value) for an aggregate of $221.35 million (such transactions collectively referred to herein as the "Recapitalization"). Immediately after the Recapitalization, MDP owned approximately 70.3% of the outstanding common stock (75.9% of the outstanding voting common stock) of the Company. Prior to the Recapitalization, the Company was controlled by McCown DeLeeuw & Co., Inc., a private equity investment firm.

     The stockholders and optionholders of the Company entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement provides for the election of individuals to the Board of Directors of the Company and includes restrictions on the transfer of capital stock, and the provision of registration, preemptive, tag along and drag along rights granted to the parties thereto.

     In conjunction with the Recapitalization, the Company also entered into a Credit Agreement among the Company, DLJ Capital Funding, Inc., as Syndication Agent, Harris Trust & Savings Bank, as Documentation Agent, Fleet National Bank, N.A., as Administrative Agent and other Lenders who are parties thereto (the "Credit Agreement"). The Credit Agreement provides for: (i) a $150 million Term A Loan Facility; (ii) a $250 million Term B Loan Facility; and (iii) a $75 million Revolving Loan Facility. Borrowings under the Credit Agreement were used to refinance the Company's existing credit agreement and have been and will continue to be used for other working capital, acquisitions and general corporate purposes.

Services and Operations

     OSI is one of the largest providers of business process outsourcing (BPO) receivables services in the United States. Through its subsidiaries, the Company's BPO services include outsourcing services, portfolio purchasing services and recovery services.

Outsourcing Services

     As the volume of consumer credit has expanded across a number of industries, credit grantors have begun demanding a wider range of outsourcing services. In response, OSI has developed a number of other accounts receivable management services. OSI leverages its call and data management technology and operational expertise by offering the following services:

     o    Contract  management,   whereby  OSI  performs  a  range  of  accounts
     receivable management services at the client's or OSI's location,

     o Student loan billing, whereby OSI provides billing, due diligence and client services,

     o A series of letters whereby OSI mails letters for collection of delinquent or charged-off consumer accounts, o Health care accounts receivable management, whereby OSI assumes responsibility for managing third-party billing, patient pay resolution, inbound and outbound patient communication services and cash application functions, and

     o    Teleservicing   whereby  OSI  offers  inbound  and   outbound  calling
     programs, client retention programs, market research and client service.

     In addition, OSI offers banking and financial services transaction processing. The services provided assist OSI's clients in back-office functions such as research and adjustment, reconcilement, charge-off recovery and other areas.

     For each client relationship, OSI works with the client to develop an outsourcing strategy and customize services to meet the client's objectives, which may include decreased expenses and more stabilized cash flows. Client service and billing inquiry activities are ideal candidates for outsourcing relationships for a number of reasons, including: (i) the need for technological investments in automated call management systems, (ii) the activities that are labor intensive, and (iii) the activity volumes are subject to fluctuations which make it difficult to maintain stable employment levels and high utilization of the required equipment. By offering outsourcing services to a variety of clients, OSI is able to leverage its productive resources to greater efficiency levels. In addition, OSI will continue to develop its expertise in outsourcing service delivery, enhancing its creativity and effectiveness in managing various inbound programs that a captive operation does not generally have. This can translate into higher response rates and returns on investment for the client.

Portfolio Purchasing Services

     While contingent fee servicing remains the most widely used method by credit grantors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative. Beginning in the 1980's, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation, under government mandate, began to sell portfolios of non-performing loans. Spurred on by the success of these organizations in selling charged-off debt, other creditors likewise began to sell portfolios of non-performing debt. OSI estimates that the total principal value of purchased portfolios was more than $30 billion in 2001. The majority of purchased portfolios originated from the bank card receivable and retail markets. Such portfolios are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional collection techniques are employed to obtain payment of non-performing accounts.

     OSI offers portfolio purchasing services to a wide range of financial institutions, telecommunications and retailers. OSI purchases large and diverse portfolios of charged-off consumer receivables both on an individually negotiated basis as well as through "forward flow" agreements. Under forward flow agreements, OSI agrees, subject to due diligence, to purchase charged-off receivables on a monthly basis. Credit grantors selling portfolios to OSI realize a number of benefits including increased predictability of cash flow, reduction in monitoring and administrative expenses, and reallocation of assets from non-core business functions to core business functions.

     OSI's purchased portfolios consist primarily of consumer loans and credit card receivables, student loan receivables and health club receivables including portfolios purchased under forward flow agreements. OSI's most recent portfolio acquisitions have been primarily health club and bank card purchases. OSI continues to pursue acquisitions of portfolios in various industries for both individually negotiated and forward flow purchases.

     In order to fund an increased level of portfolio purchasing, in October 1998 the Company established a financing conduit, in association with MBIA Insurance Corporation. The conduit is expected to provide OSI with significantly increased purchasing capacity necessary to expand its portfolio purchasing activities at a lower aggregate cost of capital. The transaction structure involves off-balance sheet treatment for a significant portion of prospective portfolio purchases and the related financing, while providing a consistent servicing revenue stream. Although OSI places most of its portfolio purchases in the conduit, in some cases OSI continues to place certain portfolio purchases on its balance sheet. The revenue from owned portfolios is derived from gross collections and offset by collection costs and portfolio amortizations. Conversely, the off-balance sheet accounting treatment for portfolios sold into the conduit creates service fee revenues which is a percentage of gross collections, offset by collection costs but with no portfolio amortization. In addition, from time to time, OSI may receive income from the conduit representing excess collections above the original cost to purchase the portfolio and related financing fees.

     In 1999, OSI established its own portfolio purchasing valuation unit to replace services previously provided by an independent portfolio valuation firm.

Recovery  Services

     OSI is one of the largest providers of collection services in the United States. OSI offers a full range of contingent fee (percentage of realized collections) services, including pre-charge-off programs, to most consumer credit end-markets. OSI utilizes sophisticated management information systems and vast experience with locating, contacting and effecting payment from delinquent account holders in providing its core contingent fee services. With 35 call centers in 23 states and approximately 2,200 account representatives, OSI has the ability to service a large volume of accounts with national coverage. In addition to traditional contingent fee services involving the placement of accounts, creditors have begun to demand services in which accounts are outsourced earlier in the collection cycle. OSI has responded to this trend by developing "early-out" programs, whereby OSI receives placed accounts that are often less than 180 days past due and earn a fixed fee per placed account rather than a percentage of realized collections. These programs require a greater degree of technological integration between OSI and its clients, leading to higher switching costs for OSI's clients. OSI primarily services consumer creditors, although it also has a presence in the commercial collection business, offering contingent fee services to commercial creditors.

     Contingent  fee  services  are the  traditional  services  provided  in the accounts receivable management industry. Credit grantors typically place non-performing accounts after they have been deemed non-collectible, usually 90 to 180 days past due, depending on the specific credit grantor policy, agreeing to pay the servicer a commission level calculated on the amount of collections actually made. At this point, the receivables are usually still valued on the customer's balance sheet, albeit in a form at least partially reserved against for possible noncollection. Clients typically use multiple agencies on any given placement category, enabling them to benchmark each agency's performance against other agencies. Placement is usually for a fixed time frame, typically a year, at the end of which the agency returns the uncollected receivables to the customer, which may then place them with an alternative agency.

     The commission rate for contingent fee services is generally based on the collectability of the asset in terms of the costs which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt and, therefore, the lower the cost to collect and the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a six month cycle, and then reassign the receivables to other servicers as the accounts become further past due. There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, usually 90 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, typically accounts 270 to 360 days past due, have already been recalled from a primary collection agency. Tertiary placements are typically accounts over 360 days past due which have been recalled from one or more collection agencies. Due to the difficulty to collect accounts that are more past due, commission rates for tertiary placements are generally higher than secondary placements, which are usually higher than commission rates for primary placements.

     Once the account has been placed with OSI, the fee service process consists of (i) locating and contacting the debtor through mail, telephone, or both, and
(ii) persuading the debtor to settle his or her outstanding balance. Work standards, or the method and order in which accounts are worked by OSI, are specified by the customer, and contractually bind OSI. Some accounts may have different work standards than others based on criteria such as account age or balance. In addition, OSI must comply with the federal Fair Debt Collection Practices Act and comparable state statutes, which restrict the methods it uses to collect consumer debt.

     OSI attempts to estimate the collectability of most placements using sophisticated recovery score models that estimate both probability of payment and resulting amount of that payment. The objective is to maximize revenues and minimize expenses by matching the appropriate work effort with the expected yield of each individual account.

Financial Information about Industry and Geographic Segments

     For detailed information concerning the Company's industry and geographic segments, reference is made to Note 19 of the Financial Statements included elsewhere in this Annual Report on Form 10-K.

Sales and Marketing

     OSI has a sales force of approximately 90 sales representatives providing comprehensive geographic coverage of the United States on a local, regional and national basis, and, to a much lesser extent in, Puerto Rico, Canada and Mexico. OSI, except its Transworld Systems subsidiary, maintains a sales force and has a marketing strategy closely tailored to the credit-granting markets that it serves. OSI's primary sales and marketing objective is to expand its client base in those client industries in which it has a particular expertise and to target new clients in high growth end-markets. OSI emphasizes its industry experience and reputation - two key factors considered by creditors when selecting an accounts receivable management provider. OSI believes it will increasingly focus on cross-selling its full range of services to its existing clients and will use its product breadth as a key selling point in creating new business. The
Company's overall sales and marketing strategies are coordinated at its principal executive offices in Chesterfield, Missouri.

     The marketing force is responsible both for identifying and cultivating potential clients, as well as retaining or increasing market share with existing clients. The marketing force is generally organized around specific industries and is also trained to market the overall benefits of its services, providing a cross-selling function for all its business units. Compensation plans for the marketing force are incentive based, with professionals receiving a base salary and incremental compensation based on performance. The Company's Transworld Systems subsidiary has a sales force of over 700 independent contractors based in 135 offices. Transworld Systems is the leading provider of profit recovery services, targeting the small and medium size business segment. Their profit recovery services offer a two phase process - a letter series and phone recovery.

Clients

     OSI's client base includes a broad range of local, regional and national credit grantors. OSI's largest client accounted for approximately 9% of 2001 consolidated revenues, 8% of 2000 consolidated revenues and 5% of 1999 consolidated revenues.

Employees

     OSI employs approximately 9,000 associates, of which 6,600 are account representatives, 90 are sales representatives and 2,310 work in corporate/supervisory and administrative functions. None of OSI's employees are unionized, and OSI believes its relations with employees are satisfactory.

     OSI is strongly committed to providing continuous training and performance improvement plans to increase the productivity of its account representatives. Account representatives receive extensive training, in a classroom environment for several days; training is on OSI's procedures, information systems and regulations regarding contact with consumers. The training includes technical topics, such as use of on-line recovery systems and computerized calling techniques, as well as instruction regarding OSI's approach to the recovery process and listening, negotiation and problem-solving skills, all of which are essential to efficient and effective collections. OSI has developed proprietary operations processes on which most account representatives are trained.

     Account representatives are assigned to work groups for a training period. Initially, the trainees only screen incoming calls. This allows less experienced account representatives to communicate in a less confrontational environment than may be experienced with outgoing calls. Additionally, the trainees are assigned accounts, which based upon scoring by OSI's information systems, have a higher likelihood of collection. After the training period, the account representatives begin working accounts directly.

Competition

     The accounts receivable management industry is highly fragmented and competitive. OSI estimates there are approximately 6,000 accounts receivable firms in the United States, with the 10 largest agencies accounting for approximately 33% of industry revenues. Within the collection and outsourcing services of OSI's business, large volume credit grantors typically employ more than one accounts receivable management company. Competition is based largely on recovery rates, industry experience and reputation, and service fees. Within this market, the Company's largest competitors include G.C. Services LP, IntelliRisk Management Corp., NCO Group Inc., Nationwide Credit Inc. and Risk Management Alternatives Inc.

     The bidding process associated with the acquisition of purchased portfolios has become more competitive as the number of participants in this business has increased. OSI's largest competitors in this market include Asset Acceptance Corp., ASTA Funding, Inc., Arrow Financial Services, L.L.C. and Calvary Investments, L.L.C.

Environmental, Health & Safety Matters

     Current operations of the Company and its subsidiaries do not involve activities materially affecting the environment. However, The Union Corporation, a subsidiary of the Company, is party to several pending environmental proceedings involving the United States Environmental Protection Agency, or EPA, and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. All of these matters relate to discontinued operations of former divisions or subsidiaries of Union for which it has potential continuing responsibility. Upon completion of the acquisition of Union, the Company, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

     One group of Union's known environmental proceedings relates to Superfund or other sites where liability of Union or one or more of its subisidairies arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, involvement by Union or one or more of its subsidaries is considered to be de minimus (i.e., a volumetric share of approximately 1% or less) and in each of these cases Union or one or more of its subsidiaries is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the projected liability of Union or one or more of its subsidiaries, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, Union's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. Union has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

     The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a record of decision on February 6, 1998. According to the record of decision, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site was $18.2 million, which represented Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

     It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. OSI periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that reserves are adequate.

Governmental Regulatory Matters

     Certain of OSI's operations are subject to the Fair Debt Collection Practices Act, or FDCPA, and comparable statutes existing in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. It is OSI's policy to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. OSI has established policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes. For example, all of OSI's account representatives receive extensive training on these policies and must pass a test on the FDCPA, and OSI's agents work in an open environment which allows managers to monitor interaction with debtors.

     From time to time, certain of the Company's subsidiaries have been subject to consent decrees with various governmental agencies, none of which currently has a material effect on the Company's consolidated financial condition, cash flows or results of operations.


ITEM 2.   PROPERTIES

     As of December 31, 2001, OSI operated approximately 70 facilities in the U.S., all of which are leased, except for three administrative and collection offices operated by Transworld Systems, which are owned. OSI believes that such facilities are suitable and adequate for its business. OSI's facilities are strategically located across the U.S. to give effective broad geographic coverage for clients and access to a number of labor markets.


ITEM 3.   LEGAL PROCEEDINGS

     At December 31, 2001, OSI was involved in a number of legal proceedings and claims that were in the normal course of business and routine to the nature of OSI's business, none of which are currently expected to have a material effect on the Company's consolidated financial condition, cash flows or results of operations. In addition, one of the Company's subsidiaries, Union, is party to several pending environmental proceedings discussed elsewhere herein. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate settlement of such suits are adequate at December 31, 2001.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

     No public market currently exists for the Company's Senior Common Stock, Voting Common Stock and Nonvoting Common Stock.

     As of April 10, 2002, there were approximately 45 holders of record of the Senior Common Stock, Voting Common Stock and Nonvoting Common Stock.

     The Company has not declared any cash dividends on any of its common stock since the Company's formation in September 1995. The Indenture (the "Indenture"), dated as of November 6, 1996, by and among the Company, the Guarantors (as defined therein) and Wilmington Trust Company, as Trustee, with respect to the Company's 11% Series B Senior Subordinated Notes due 2006 contains restrictions on the Company's ability to declare or pay dividends on its capital stock. Additionally, the Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, Credit Suisse First Boston (as successor in interest of DLJ Capital Funding, Inc.), as the Syndication Agent, Harris Trust and Savings Bank, as the Documentation Agent, and Fleet National Bank, as the Administrative Agent (the "Credit Agreement") contains certain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indenture, the Credit Agreement and the Certificate of Designation of the powers and preferences and relative participating, optional and other special rights of Class A 14% Senior Mandatorily Redeemable Preferred Stock, Series A, and Class B 14% Senior Mandatorily Redeemable Preferred Stock, Series A, and qualifications and limitations and restrictions thereof prohibit the declaration or payment of any Common Stock dividends or the making of any distribution by the Company or any subsidiary (other than dividends or distributions payable in stock of the Company) other than dividends or distributions payable to the Company.


ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical financial data set forth below have been derived from, and are qualified by reference to the audited Consolidated Financial Statements of the Company for, and as of, each of the fiscal years in the five year period ended December 31, 2001. The selected financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto of the Company included elsewhere herein.

                                                                        Year Ended December 31,
                                                                                                   2000
                                                    1997          1998            1999         as Restated      2001
                                                    ----          ----            ----         -----------      ----

                                                                             ($ In thousands)
Statement of Operations Data:
Operating revenue..............................   $271,683      $479,400        $504,425        $541,076      $612,346
Salaries and benefits..........................    133,364       230,114         244,157         264,293       294,509
Other operating expenses (a)...................    156,738       221,598         224,616         237,434       267,610
Compensation expense related to redemption
     of stock options..........................          -             -               -             187             -
Change in control bonuses, stock option
     redemption and other bonuses..............          -             -          10,487               -             -
Conversion, realignment and
     relocation expenses.......................          -             -           5,063           2,742         3,564
Recapitalization related costs.................          -             -           6,827               -             -
                                                  --------      --------        --------
Operating income (loss)........................    (18,419)       27,688          13,275          36,420        46,663
Interest expense, net..........................     28,791        50,627          52,265          60,934        59,449
                                                  --------      --------        --------        --------      --------
Loss before taxes..............................    (47,210)      (22,939)        (38,990)        (24,514)      (12,786)
Provision for income taxes (benefit)...........     11,127           830             759             594           569
Minority interest..............................          -           572               -               -             -
                                                  --------      --------        --------        ---------     --------
Loss before extraordinary item.................   $(58,337)     $(24,341)       $(39,749)       $(25,108)     $(13,355)
Extraordinary loss.............................          -             -           4,208               -             -
                                                  --------      --------        --------        --------      --------
Net loss  .....................................   $(58,337)     $(24,341)       $(43,957)       $(25,108)     $(13,355)
                                                  ========      ========        ========        ========      ========

Balance Sheet Data (at end of year):
Total assets...................................   $381,690      $618,491        $624,712        $632,647      $640,210
Total debt.....................................    324,966       528,148         518,307         539,463       539,020
Mandatorily redeemable preferred stock.........          -             -          85,716 (c)     103,455       123,482
Stockholders' deficit..........................     (5,478)      (30,032)        (93,948)(c)    (134,412)     (154,075)

Other Financial Data:
Amortization of purchased portfolios...........    $52,042(d)    $50,703(e)      $38,722         $28,092       $26,930
Other depreciation and amortization............     33,574        30,007          31,095          31,885        30,976
Cash capital expenditures......................      9,489        13,480          18,437          18,398        14,159
On-balance sheet portfolio purchases...........     46,494        43,186          23,176          12,835        19,717
Cash flows from:
     Operating activities and portfolio
         purchasing............................    (13,669)       12,066          (3,652)         24,792        16,927
     Investing activities......................    (73,005)     (184,619)        (21,549)        (36,714)      (38,837)
     Financing activities......................     75,394       178,150          22,446          16,136        21,172
EBITDA (b).....................................     67,197       108,398          83,092          96,397       104,569
Adjusted EBITDA (b)............................     67,197       108,398         105,469          99,326       108,874


(a) Other operating expenses include telephone, postage, supplies, occupancy costs, data processing costs, depreciation, amortization and miscellaneous operating expenses.

(b) EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects EBITDA as defined above adjusted for the change in control bonuses, stock option redemption and other bonuses; nonrecurring conversion, realignment and relocation expenses; and recapitalization related expenses of $10,487, $5,063 and $6,827, respectively, in the year ended December 31, 1999; the compensation expense related to redemption of stock options and the nonrecurring realignment expenses of $187 and $2,742, respectively, in the year ended December 31, 2000; and the non-cash compensation expense related to variable stock options of $741 and nonrecurring conversion, realignment and relocation expenses at $3,564 in the year ended December 31, 2001. EBITDA and Adjusted EBITDA are presented here, as management believes they provide useful information regarding the Company's ability to service and/or incur debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as substitutes for net income, cash flows from continuing operations, or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as measures of a company's profitability or liquidity. EBITDA and Adjusted EBITDA may not be comparable to other companies.

(c) In conjunction with the Company's Recapitalization in 1999, which is discussed elsewhere herein, the Company issued 100,000 shares of its Senior Mandatorily Redeemable Preferred Stock. See Note 3 to the consolidated financial statements.

(d) In the fourth quarter of 1997, the Company completed an in-depth analysis of the carrying value of the purchased portfolios acquired and valued in conjunction with the Company's September 1995 acquisition of Account Portfolios. As a result of this analysis, the Company recorded $10,000 of additional amortization related to these purchased portfolios to reduce their carrying value to their estimated net realizable value. This amount includes the $10,000 of additional amortization.

(e) In the fourth quarter of 1998, the Company wrote down its investment in a limited liability company (the "LLC") by $3,000 resulting from an analysis of the carrying value of the purchased portfolios owned by the LLC. This amount includes the $3,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Restatement of Financial Results

     During the finalization of the Company's consolidated financial statements as of and for the year ended December 31, 2001, it was determined that the consolidated results reported in the Company's Form 10-K as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results reported in the Company's Report on Form 10-Q for the quarter September 30, 2001, would need to be restated because of inaccurate financial reporting of certain transactions at one of the Company's subsidiaries, North Shore Agency, Inc. ("NSA"). The Board of Directors authorized the Audit and Compliance Committee (the "Committee") to conduct an independent investigation, with the assistance of special counsel retained by the Committee, to identify the causes of these discrepancies and to make recommendations to ensure similar issues do not recur in the future. The Committee retained Bryan Cave LLP as special counsel, and Bryan Cave LLP engaged an independent accounting firm to assist in the investigation. As a result of the investigation, it was determined that certain assets were overstated (primarily accounts receivable and prepaid postage) and trade accounts payable was understated at NSA due to the inaccurate financial reporting of certain transactions.

     As a result, the consolidated financial statements as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results as of and for the quarter September 30, 2001 have been restated. Comparisons of previously reported and restated consolidated financial statements for all periods impacted by the restatement, including annual consolidated financial statements and unaudited quarterly financial data, are set forth in Notes 22 and 23 to the consolidated financial statements included herein.

     For the year ended December 31, 2000, the previously reported consolidated financial statements included an overstatement of revenues by approximately $1.6 million and an understatement of operating expenses by approximately $4.1 million. The impact of the inaccurate financial reporting of certain transactions on previously reported operating results for the year ended December 31, 2000 was to overstate operating income by approximately $5.7 million and understate net loss and net loss to common stockholders by approximately $5.7 million.

     The Company expects to file an amended quarterly report on Form 10-Q for the quarter ended September 30, 2001 as soon as practicable.

Consolidated Operations - Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 (Restated)

Revenues for the year ended December 31, 2001 were $612.3 million compared to $541.1 million for the year ended December 31, 2000 - an increase of 13.2%. The revenue increase of $71.2 million was due to increased outsourcing and portfolio services revenues offset by lower recovery services revenues. Revenues from outsourcing services increased 32.1% to $323.8 million for the year ended December 31, 2001 from $245.2 million for the comparable period in 2000. The increased outsourcing services revenues of $78.6 million were due primarily to new and increased existing business, increased collection letter products business and the acquisitions of RWC Consulting Group ("RWC"), Coast to Coast Consulting ("CCC"), and Pacific Software Consulting ("PSC") which were acquired in September 2000, March 2001 and April 2001, respectively. Revenues from portfolio services of $90.0 million compared favorably to $87.5 million due to increased servicing fees as a result of increased collections from the higher levels of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001 offset partially by the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios. During the year ended December 31, 2001, the Company recorded servicing fees from OSI Funding LLC ("FINCO"), the Company's off-balance sheet special purpose finance company, of $37.0 million compared to servicing fees of $26.8 million for 2000. Revenues from recovery services decreased 4.8% to $198.5 million for the year ended December 31, 2001 from $208.4 million in 2000. The decreased revenues were due primarily to lower bank card, student loan and telecommunications business offset partially by increased government business. The Company believes that its revenues and operating income for each of its business segments were negatively affected by the September 11, 2001 terrorist attacks.

     Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $504.2 million for the year ended December 31, 2001 and $441.8 million for 2000 - an increase of 14.1%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions, higher postage expense and the increased expenses associated with the new and increased existing revenues of outsourcing services. Operating expenses for the year ended December 31, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. For the year ended December 31, 2001, amortization and depreciation charges of $57.9 million were lower than the $60.0 million for 2000 by $2.1 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased portfolios and lower depreciation resulting from lower current year capital expenditures and mix of current and prior years' capital expenditures.

     For the year ended December 31, 2001, the Company incurred $3.6 million of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs from consolidation of certain call centers, excess leased space, closure of certain call centers, severance associated with these office closures, asset write-offs and certain other one-time costs.

     Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the year ended December 31, 2001 was $104.6 million compared to $96.4 million for 2000. The increase was primarily attributable to the effects of the three acquisitions noted above and the higher new and existing outsourcing services revenues offset partially by a change in revenue mix relating to its collection letter products from higher margin contingent fee services to lower margin fixed fee services and higher postage expense. Adding back the non-cash stock compensation expense and the nonrecurring charges, adjusted EBITDA was $108.9 million for the year ended December 31, 2001 compared to $99.3 million after adding back the additional compensation expense and nonrecurring charges for 2000.

     As a result of the above, the Company's operating income of $46.7 million for the year ended December 31, 2001 compared favorably to the $36.4 million for 2000 - an increase of 28.3%.

     Net interest expense for the year ended December 31, 2001 of $59.4 million compared favorably to $60.9 million in 2000 due primarily to lower interest rates offset partially by additional interest expense of $3.1 million as a result of the Company's interest rate hedges' ineffectiveness.

     The provision for income taxes of $0.6 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at December 31, 2001 are fully offset by a valuation allowance. For the year ended December 31, 2001, the net deferred tax assets and the valuation allowance increased by $6.1 million. The increase was caused by an increase of deductible temporary differences and an additional taxable net operating loss generated during the current period. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided against the related deferred tax asset.

     Due to the factors stated above, the Company had a net loss for the year ended December 31, 2001 of $13.4 million which compared favorably to the net loss of $25.1 million for the year ended December 31, 2000.

Consolidated Operations - Year Ended December 31, 2000 (Restated) Compared to Year Ended December 31, 1999

Revenues for the year ended December 31, 2000 were $541.1 million compared to $504.4 million for the year ended December 31, 1999 - an increase of 7.3%. The revenue increase of $36.7 million was due to increased outsourcing and portfolio services revenues offset by lower recovery services revenues. The outsourcing services revenue of $245.2 million compared favorably to $205.8 million in 1999 due to increased revenue of $18.3 million from new and existing business, increased collection letter products business of $15.4 million and $5.7 million from RWC, which was acquired in September 2000. Revenues from portfolio services increased to $87.5 million for the year ended December 31, 2000 from $80.4 million for 1999. The increased revenues were due to higher servicing fee revenues for the off-balance sheet collections of FINCO portfolios partially offset by lower revenues from on-balance sheet portfolios resulting from the shift from on-balance sheet ownership of purchased loans and accounts receivable portfolios to off-balance sheet. During the year ended December 31, 2000, the Company recorded revenue from FINCO servicing fees of $26.8 million compared to servicing fees of $15.2 million for 1999. Revenues from recovery services of $208.4 million for the year ended December 31, 2000 compared unfavorably to $218.2 million in 1999 due to primarily to lower telecommunications business and the continued weakness in the bank card market offset partially by increased government business.

     Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $441.8 million for the year ended December 31, 2000 and $398.9 million for 1999 - an increase of 10.8%. The increase in these operating expenses resulted primarily from higher collection expenses, higher postage expenses, increased collection-related expenses due to the increased revenues of outsourcing services and increased collection expenses associated with the increase in collections of on and off-balance sheet purchased portfolios partially offset by lower consulting expenses. For the year ended December 31, 2000, operating expenses included approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options. For the year ended December 31, 2000, amortization and depreciation charges of $60.0 million were lower than $69.8 million for 1999 - a decrease of 14.0%. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

     In continuing with the strategy, adopted in early 1999, to align OSI along business services and establish call centers of excellence by industry specialization, the Company incurred nonrecurring realignment expenses of $2.7 million which includes cost for closures of certain call centers, severance associated with these office closures and certain other one-time costs. These costs were recognized as incurred in 2000.

     During the fourth quarter of 1998 and the first quarter of 1999, OSI evaluated its business strategy for its operations. After the Company's formation and seven acquisitions, the Company adopted a strategy to align OSI along business services and establish call centers of excellence by industry specialization. As a result, nonrecurring conversion, realignment and relocation expenses include costs resulting from the temporary duplication of operations, closure of certain call centers along with relocation of certain employees, hiring and training of new employees, costs resulting from the conversion of multiple collection operating systems to a one industry operating system, and other one-time and redundant costs, which will be eliminated as the realignment and integration plans are completed. These costs of $5.1 million were recognized as incurred during 1999.

     In connection with the Recapitalization, the Company incurred $10.5 million of additional compensation expense in 1999. This compensation expense consisted primarily of expense relating to payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with terms of their employment agreements. In addition, the Company incurred $6.8 million of Recapitalization related costs in 1999. These costs consisted primarily of professional and advisory fees, and other expenses.

     Earnings before interest expenses, taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 2000 was $96.4 million. Adding back the nonrecurring charges and the additional compensation expense, adjusted EBITDA was $99.3 million for the year ended December 31, 2000 compared to $105.5 million after adding back the nonrecurring and Recapitalization related expenses for 1999. The decrease of $6.2 million was primarily attributable to the increased collection expenses in relation to the revenue reported from the collections of purchased portfolios and higher postage expenses partially offset by the contribution from increased outsourcing services revenues and lower consulting expenses.

     While EBITDA was down due primarily to the off-balance sheet ownership of the portfolios, depreciation and amortization also declined resulting in operating income of $36.4 million. Adding back the nonrecurring charges of $2.7 million and the additional compensation expense of approximately $0.2 million, operating income was $39.3 million for the year ended December 31, 2000 compared to $35.7 million for 1999 after adding back the nonrecurring and Recapitalization related expenses.

     Net interest expense for the year ended December 31, 2000 of $60.9 million compared unfavorably to $52.3 million in 1999 due primarily to higher interest rates and higher amortization of deferred financing fees.

     The provision for income taxes of $0.6 million was provided for certain state and foreign income tax obligations. The Company generated a net operating loss for federal and certain state income tax purposes in 2000, for which a full valuation allowance was provided against the related deferred tax asset.

     The extraordinary loss of $4.2 million in 1999, the write-off of previously capitalized financing costs, resulted from the extinguishment of the then existing credit facility in conjunction with the establishment of a new bank credit facility in the fourth quarter of 1999.

     The net loss for the year ended December 31, 2000 of $25.1 million compared favorably to the net loss of $44.0 million for 1999 due primarily to the nonrecurring and Recapitalization related expenses and the extraordinary item in 1999.

Segment Operations

     The following results of segment operations do not include the elimination of intercompany revenue and the allocation of corporate and shared expenses. See Note 19 in the Company's financial statements included herein for additional information.

Outsourcing Services

Outsourcing services revenues of $339.3 million in 2001 increased 32.9% from $255.3 million in 2000 (as restated) reflecting new and increased existing business, increased collection letter products business and the acquisitions of RWC, CCC and PSC. In 2000 (as restated), outsourcing revenues were $255.3 million representing a 20.4% increase over 1999 revenues of $212.0 million. The increased revenue in 2000 (as restated) was due to new and existing business, increased collection letter products business and the RWC acquisition. EBITDA before corporate and shared expenses, but after amortization of purchased loans and accounts receivable portfolios ("Adjusted Operating EBITDA") of $46.4 million in 2001 increased from $40.4 million in 2000 (as restated) due to effects of the three acquisitions and the new and increased existing business offset partially by a change in revenue mix relating to its collection letter products from higher margin contingent fee services to lower margin fixed fee services and higher postage expense. Adjusted Operating EBITDA of $40.4 million in 2000 (as restated) increased 14.1% from $35.4 million in 1999. The increase was due to the increased revenues and the RWC acquisition.

Portfolio Purchasing Services

     Portfolio purchasing services reported a 3.4% increase in 2001 on revenues of $96.0 million compared to $92.8 million in 2000. The increase was attributable to increased servicing fees as a result of increased collections from the increased level of off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001 offset partially by the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios. Revenues rose 8.2% in 2000 from $85.8 million in 1999 to $92.8 million, largely as a result of higher servicing fee revenues for the off-balance sheet collections partially offset by lower revenues from on balance-sheet portfolios, again, resulting from the shift from on-balance sheet ownership of purchased loans and accounts receivable portfolios to off-balance sheet. Adjusted Operating EBITDA increased to $16.7 million in 2001 from $13.4 million in 2000. The 24.6% increase was due to the increased servicing fee revenues and lower portfolio amortization as a result of the shift towards off-balance sheet purchased portfolios. For 2000, Adjusted Operating EBITDA was $13.4 million compared to $10.2 million in 1999, an increase of 31.4% resulting from the higher servicing fee revenues and lower portfolio amortization.

Recovery Services

     Recovery services revenues decreased 4.8% in 2001 on revenue of $198.5 million compared to $208.4 million in 2000 and decreased 4.5% in 2000 to $208.4 million from $218.2 million in 1999. The decreases were primarily attributable to lower bank card, student loan and telecommunications business offset partially by increased government business. Largely as a result of the lower revenues, Adjusted Operating EBITDA decreased from $53.2 million in 1999 to $47.2 million in 2000 to $43.8 million in 2001 - a decrease of 7.2% in 2001 and 11.3% in 2000.

     The Company believes that its revenues and Adjusted Operating EBITDA of each business segment were negatively affected by the September 11, 2001 terrorist attacks.

Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $9.5 million. The Company's bank credit facility provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of December 31, 2001, the Company had outstanding $46.0 million under the revolving credit facility leaving $20.4 million, after outstanding letters of credit, available under the revolving credit facility.

     Cash and cash equivalents decreased from $10.3 million at December 31, 2000 to $9.5 million at December 31, 2001 primarily due to cash utilized for the CCC and PSC acquisitions of $21.7 million, debt repayments of $14.7 million, an earnout payment of $3.0 million and capital expenditures of $14.2 million offset by cash from operating activities and portfolio purchasing of $16.9 million, borrowings under the credit facility of $14.0 million and net proceeds from the issuance of Senior Common Stock of $22.0 million. The Company also held $25.9 million of cash for clients in restricted trust accounts at December 31, 2001.

     Cash and cash equivalents increased from $6.1 million at December 31, 1999 to $10.3 million at December 31, 2000 principally due to cash from operating activities and portfolio purchasing of $24.8 million and cash from financing activities of $16.1 million primarily from the increase in the revolver of $19.0 million offset by the use of cash of $36.7 million primarily for capital expenditures of $18.4 million and $16.7 million for the acquisition of certain assets of RWC. In addition to the cash consideration for RWC of $16.7 million, the purchase price included Voting Common Stock worth $2.0 million and a $5.0 million 18% unsecured, subordinated note (interest compounded annually and principal and interest due September 29, 2003) along with a contingent payment obligation due in three years. The Company also held $22.0 million of cash for clients in restricted trust accounts at December 31, 2000.

     Purchased Loans and Accounts Receivable Portfolios decreased from $24.7 million at December 31, 2000 to $17.5 million at December 31, 2001 due to the amortization of purchased portfolios of $26.9 million offset by new on-balance sheet portfolio purchases of $19.7 million. In addition, the Company purchased, and sold to FINCO, loans and accounts receivable portfolios of $63.4 million and $86.9 million during the year ended December 31, 2001 and 2000, respectively.

     The purchased loans and accounts receivable portfolios consist primarily of consumer loans and credit card receivables, commercial loans, student loan receivables and health club receivables. Consumer loans purchased primarily consist of unsecured term debt. A summary of purchased loans and accounts receivable portfolios at December 31, 2001 and December 31, 2000 by type of receivable is shown below:

                        December 31, 2001                December 31, 2000
                 ------------------------------   ------------------------------
                 Original Gross  Recorded Net     Original Gross    Recorded Net
                 Principal Value  Book Value      Principal Value    Book Value
                 --------------- --------------   ---------------  -------------
                  (In millions) (In thousands)      (In millions) (In thousands)

Consumer loans...    $ 4,823        $ 6,829            $ 4,525       $  9,477
Student loans....        343            439                343            653
Credit cards.....      2,147          4,966              1,515          9,292
Health clubs.....      1,735          4,330              1,661          5,118
Commercial.......        668            913                129            150
                     -------        -------            -------        -------
                     $ 9,716        $17,477            $ 8,173        $24,690
                     =======        =======            =======        =======


     Net deferred tax assets were zero at December 31, 2001 and 2000 due to a valuation allowance of $100.7 million and $94.6 million, respectively. The Company's deferred tax assets at December 31, 2001 and December 31, 2000 relate principally to net operating loss carryforwards and future deductible differences. The realization of these assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards in years through 2021. At December 31, 2001, the Company has a cumulative valuation allowance of $100.7 million to reflect management's assessment, based on the weight of the available evidence of current and projected future book taxable income, that there is significant uncertainty that any of the benefits from the deferred tax assets will be realized. For all federal tax years since the Company's formation in September 1995, the Company has incurred net operating losses. Since the Company has a history of generating net operating losses and is expected to continue to incur significant interest expense, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, is subject to reassessment in future years if estimates of future taxable income during the carryforward period change.

     The Company's current debt structure at December 31, 2001 consists of $433.5 million indebtedness under the bank credit facility, $100.0 million 11% Senior Subordinated Notes (the "Notes") and other indebtedness of $5.5 million. See Note 6 of the Consolidated Financial Statements of the Company included elsewhere herein for a description of the bank credit facility.

     The Notes and the bank credit facility contain financial and operating covenants and restrictions on the ability of the Company to incur indebtedness, make investments and take certain other corporate actions. The debt service requirements associated with the borrowings under the facility and the Notes significantly impact the Company's liquidity requirements. Additionally, future portfolio purchases may require significant financing or investment. The Company anticipates that its operating cash flow together with availability under the bank credit facility will be sufficient to fund its anticipated future operating expenses and to meet its debt service requirements as they become due. However, actual capital requirements may change, particularly as a result of acquisitions the Company may make. The ability of the Company to meet its debt service obligations and reduce its total debt will be dependent, however, upon the future performance of the Company and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors including factors beyond the Company's control.

     The Company's contractual obligations at December 31, 2001 are summarized as follows (in thousands):

                                    Less than     1-3        4-5       After 5
                            Total     1 year     years      years       years
                          --------  ---------   --------   --------   ---------

Long-Term Debt            $538,590  $  17,590   $279,250   $241,750   $       -

Capital Lease Obligations      478        238        240          -           -

Operating Leases            91,170     20,149     46,832     12,164      12,025
                          --------  ---------   --------   --------   ---------
Total Contractual Cash
Obligations               $630,238  $  37,977   $326,322   $253,914   $  12,025
                          ========  =========   ========   ========   =========


A subsidiary of the Company has several Portfolio Flow Purchase Agreements, no longer than one year, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The monthly obligations cannot be determined, however, the bank credit facility limits total annual on-balance sheet portfolio purchases to $20.0 million.

     In October of 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement ("Warehouse Facility") for up to $100.0 million of funding capacity for the purchase of loans and accounts receivable over its five year term. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC ("FINCO"), a bankruptcy remote, non-consolidated subsidiary of the Company, with the Company owning approximately 29% of the voting rights. An unrelated third party holds the majority voting rights of FINCO and has decision-making authority over FINCO's operations. The Company believes this arrangement will provide it with expanded portfolio purchasing capability in a very opportunistic buying market at a lower cost of capital. Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from various unrelated sellers. At December 31, 2001 and 2000, FINCO had purchased loans and accounts receivable portfolios of $75.9 million and $76.9 million, respectively. At December 31, 2001 and 2000, FINCO had outstanding commercial paper borrowings of $66.4 million and $67.6 million, respectively. These borrowings are without recourse to the Company.

     As noted above, FINCO is a special purpose and bankruptcy remote entity that is not consolidated by the Company. The Company accounts for its investment in FINCO under the equity method of accounting. The Company does not consolidate FINCO because the unrelated third party investor in FINCO holds the majority voting rights of FINCO, has decision-making authority over the operations of FINCO, including the authority to make all decisions and to take all actions with respect to the retention or removal of OSI as a provider of collection services for FINCO's portfolios, and maintains a substantial equity investment in FINCO. The FASB is currently reviewing the rules surrounding special purpose entities. The FASB has issued a preliminary draft of proposed rules regarding the consolidation of special purpose entities. The FASB expects to finalize this project by August of 2002. If the Company were required to adopt the rules prescribed in the current FASB project, it would be required to consolidate FINCO. If required to consolidate FINCO, the Company could possibly be in violation of its debt covenants and would be required to seek a waiver or amend its debt agreements. The following provides summary financial information for the Company assuming FINCO was consolidated, and compares that to similar information currently reported by the Company with FINCO accounted for under the equity method, at the end of each period presented:


                                   2001                      2000 (As Restated)
                      ----------------------------    --------------------------
                        Equity     Consolidation        Equity     Consolidation
                        Method        Method            Method        Method
                      ----------  ----------------    ----------   -------------

(In thousands)
Revenues              $612,346      $678,868          $541,076      $590,827
Operating income        46,663        51,673            36,420        40,783
Net loss               (13,355)      (11,955)          (25,108)      (24,406)
EBITDA                 104,569       171,091            96,397       146,148

Receivables             17,477        93,398            24,690       101,598
Total assets           640,210       708,388           632,647       701,040
Total debt             539,020       605,411           539,463       607,099
Stockholders'
  (deficit)           (154,075)     (148,747)         (134,412)     (130,475)

As a result of the restatement of financial results as discussed in Note 2 of the Company's financial statements included herein, the Company was in breach of certain covenants, representations and warranties in each of its bank credit facility and the Warehouse Facility. In response, the Company and the lenders to the bank credit facility amended the facility effective April 10, 2002. The amendment to the bank credit facility includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches in representations and warranties, increase the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduce the Company's availability under its bank credit facility by $5 million, and limit capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4.15 million. The proceeds of this sale were used to repay the Revolving Facility in the amount of $2.075 million and the balance pro-rata to the Term A and B loans, as provided in the bank credit facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option, at (a) the lender's prime rate, plus 2.75% or (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lenders' prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has also received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through year-end 2001. Since the Company, on an ongoing basis, will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurances that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurances that the lender will extend the waiver to cover such breaches. On an ongoing basis, the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the Company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current Warehouse Facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility.

     Capital expenditures for the year ended December 31, 2001 were $14.2 million. The Company expects to spend approximately $10.0 million on capital expenditures (exclusive of any expenditures in connection with acquisitions) in 2002. Historical expenditures have been, and future expenditures are anticipated to be primarily for replacement and/or upgrading of telecommunications and data processing equipment, leasehold improvements and continued expansion of the
Company's information services systems. Subject to compliance with the provisions of its debt agreements, the Company expects to finance future capital expenditures with cash flow from operations, borrowings and capital leases. The Company will reduce its future capital expenditures to the extent it is unable to fund its capital plan. The Company believes that its facilities will provide sufficient capacity for increased revenues and will not require material additional capital expenditures in the next several years.

Inflation

     The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 2001, 2000 and 1999.

Critical Accounting Policies

     The results of operations of the Company are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, supplies inventories, purchased loans and accounts receivable portfolios, intangible assets, income taxes, environmental exposures and other contingencies and litigation. Management bases its assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in impairment in their ability to make payments, additional allowances may be required.

o The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Since the Company has a history of generating net operating losses, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, is subject to reassessment in future years if estimates of future taxable income during the carryforward period change. Should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. To the extent the valuation allowance for deferred tax assets is attributable to net operating losses related to acquisitions, realization of these deferred tax assets would result in the reduction of goodwill recorded in connection with the acquisitions.

o The Company records purchased loans and accounts receivable portfolios ("Receivables") in the normal course of business at cost. These Receivables are reflected in the Company's consolidated balance sheet. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized as increased amortization expense if the expected aggregate discounted future net operating cash flows derived from the Receivables are less than the aggregate carrying value. This requires management to estimate the future operating cash flows that are expected to be generated from the Receivables and to discount the future cash flows. The discount rate is determined at the time of purchase as the calculated internal rate of return used in determining the Receivables purchase price. To the extent actual cash flows differ from these projections, the Company could be required to record additional impairment charges in future periods.

o The Company amortizes on an individual portfolio basis the cost of the Receivables based on the ratio of current collections for a portfolio to current and anticipated future collections including any estimated terminal value for that portfolio. This requires management to estimate both future collections and terminal values for individual portfolios. To the extent actual collections differ from those projections, amortization of the cost of the Receivables is affected. To the extent future collections, including estimated terminal value, are less than anticipated, increased amortization will occur in future periods. To the extent future collections are greater than anticipated, decreased amortization will occur in future periods.

o The Company annually reviews goodwill and other intangibles to assess recoverability. Impairment charges are recognized in operations if the fair value of the goodwill is less than its carrying value. The fair value of the goodwill could change in the future, primarily based on the results of the Company's operations. This could result in impairment charges to operations in future periods. See also the following discussion of the impact of a new accounting standard adopted by the Company on January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets."

o Certain subsidiaries of the Company are parties to several pending environmental proceedings as a result of its acquisition of Union. These proceedings involve the Environmental Protection Agency and comparable state environmental agencies. In addition, the Company is involved in a number of legal proceedings and claims that occur in the normal course of business and are routine to the nature of the Company's business. The results of the environmental and legal proceedings and claims cannot be predicted with certainty. However, the Company has provided for the estimated uninsured amounts and costs associated with proceedings and claims and, in consultation with legal counsel, believe that reserves established for the ultimate resolution of these mattes are adequate at December 31, 2001. However, OSI may be exposed to additional substantial liability for these proceedings and claims as additional information becomes available in the future. This could result in charges to operations in future periods.

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

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, specifically identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company does not have any indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company will be required to complete the first step of the transitional goodwill impairment test by the end of the second quarter of 2002. If this first step indicates transitional goodwill impairment may exist, the second step, which results in a final determination of goodwill impairment, if any, must be completed no later than December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements. Goodwill, net of amortization, was $421.9 million and $417.1 million at December 31, 2001 and 2000, respectively. Goodwill amortization recorded for the year ended December 31, 2001 and 2000 was $16.6 million and $15.5 million, respectively. However, as previously noted, goodwill amortization will cease as of January 1, 2002.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's bank credit facility, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures of its debt and not to trade such instruments for profit or loss.

     The Company uses interest rate swap and collared swap agreements to manage the interest rate characteristics of its outstanding debt to a more desirable fixed or variable rate basis or to limit the Company's exposure to rising interest rates.

     The following  table  provides  information  about the Company's  financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal and cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap and collared swap agreements, the table presents notional amounts and weighted-average interest rates.

                            Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                              Average Interest Rate
                              (Dollars in millions)

                                                                                                                   Fair
                                  2002       2003       2004       2005       2006      Thereafter      Total      Value
                                  ----       ----       ----       ----       ----      ----------      -----      -----

Liabilities
Long-term debt
     Fixed rate                    -          -          -          -       $100.0          -          $100.0      $80.0
     Average interest rate        11.0%      11.0%      11.0%      11.0%      11.0%

     Variable rate               $17.5      $32.5      $40.0     $201.8     $141.7          -          $433.5     $433.5
     Average interest rate        (1)        (1)        (1)        (1)        (1)


Interest Rate Derivative Financial Instruments Related to Debt

Interest Rate Swap
     Notional amount               -          -          -          -        $75.0          -           $75.0       $0.2 (2)
     Average pay rate             (3)        (3)        (3)        (3)        (3)
     Average receive rate         11.0%      11.0%      11.0%      11.0%      11.0%

Interest Rate Collared Swap
     Notional amount               -       $150.0        -          -          -            -          $150.0      $(9.4)(2)
     Strike cap rate               8.5%       8.5%       -          -          -            -
     Strike floor rate             5.9%       5.9%       -          -          -            -
     Strike swap rate              7.0%       7.0%       -          -          -            -
     Forward rate                 (4)        (4)         -          -          -            -

Interest Rate Collared Swap
     Notional amount               -          -          -          -        $75.0          -           $75.0      $(2.6)(2)
     Strike cap rate               6.75%      6.75%      6.75%      6.75%      6.75%
     Strike floor rate            (5)        (5)        (5)        (5)        (5)
     Strike swap rate              5.5%       5.5%       5.5%       5.5%       5.5%
     Forward rate                 (4)        (4)        (4)        (4)        (4)

(1) Three-month LIBOR (1.9% at December 31, 2001) plus weighted average margin of 3.7%.
(2) Represents the fair value of the interest rate swap agreement based on the receivable (payment) to exit the agreement at December 31, 2001.
(3)  Three-month LIBOR plus margin of 5.5%.
(4)  Three-month LIBOR.
(5)  2.5% from November 1, 2001 through  April 30, 2002,  2.85% from May 1, 2002 through April 30, 2003 and 4.1% from May 1, 2003 through maturity.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements and Supplementary Schedule contained in Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of the Company are elected annually by its shareholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of the Company are duly elected by its Board of Directors to serve until their respective successors are elected and qualified. The following table sets forth certain information with respect to the directors and executive officers of the Company.

             Name           Age                    Position or Office
----------------------      ---         ----------------------------------------
Timothy G. Beffa            51          Director, President and
                                              Chief Executive Officer
William B. Hewitt           63          Director
Timothy M. Hurd             32          Director and Vice President
Scott P. Marks, Jr.         56          Director
Jeff L. Ott                 39          Director
Richard L. Thomas           71          Director
Paul R. Wood                48          Director and Vice President
Michael A. DiMarco          44          Executive Vice President -
                                              President of Specialty Business
Bryan K. Faliero            36          Executive Vice President Operations
Michael B. Staed            55          Executive Vice President Sales -
                                              Chief Sales and Marketing Officer
Gary L. Weller              41          Executive Vice President and
                                              Chief Financial Officer

Timothy G. Beffa (51), President, Chief Executive Officer and Director of Outsourcing Solutions Inc. since August 1996. From August 1995 until August 1996, Mr. Beffa served as President and Chief Operating Officer of DIMAC Corporation ("DIMAC") and DIMAC DIRECT Inc. ("DDI") and a director of DDI. From 1989 until August 1995, Mr. Beffa served as a Vice President of DIMAC and as Senior Vice President and Chief Financial Officer of DDI. Prior to joining DIMAC, Mr. Beffa was Vice President of Administration and Controller for the International Division of Pet Incorporated, a food and consumer products company, where he previously had been Manager of Financial Analysis.

William B. Hewitt (63), Director of the Company since February 1998. Mr. Hewitt has served as President and Chief Executive Officer of Sirius Ventures, Inc. since February 1998. From July 1997 to January 1998, Mr. Hewitt served as President and Chief Executive Officer of The Union Corporation ("Union") and prior to that he served as President and Chief Operating Officer of Union since May 1995. Prior to the Company's acquisition of Union, Mr. Hewitt also served as Chairman and Chief Executive Officer of Capital Credit Corporation since September 1991, Chairman and Chief Executive Officer of Interactive Performance, Inc. since November 1995 and Chairman and Chief Executive Officer of High Performance Services, Inc. since May 1996. Capital Credit Corporation, Interactive Performance, Inc. and High Performance Services, Inc. were subsidiaries of Union. He currently serves as a director of ZIBEX, Inc.

Timothy M. Hurd (32), Director and Vice President of the Company since December 1999. Mr. Hurd is a director of Madison Dearborn Partners. Prior to joining Madison Dearborn Partners in 1995, Mr. Hurd was with Goldman Sachs & Co. from 1992 to 1994. He currently serves as a director of CapitalSource Holdings, LLC, Pax Holding Corporation and PayPal, Inc.

Scott P. Marks, Jr. (56), Director of the Company since January 2000. Mr. Marks is a private investor in Chicago, IL. Mr. Marks resigned from his post as Vice Chairman and a member of the Board of Directors of First Chicago NBD Corporation in December 1997, a post he had held since December 1995. Previously he was Executive Vice President of First Chicago Corporation and managed their credit card business for approximately 10 years. Mr. Marks serves as a director of ADA Business Enterprises, the for-profit subsidiary of the American Dental Association and Clark Polk Land LLC.

Jeff L. Ott (39), Director of the Company since April 2002. Mr. Ott is a general partner of Gryphon GenPar II, LLC. Prior to joining Gryphon, Mr. Ott was a managing director with DB Capital Partners, Inc. from April 1996 to May 2001.

Richard L. Thomas (71), Director of the Company since January 2000. Mr. Thomas has been retired since May 1996. Prior to retiring, Mr. Thomas served as Chairman of First Chicago NBD Corporation from December 1995 to May 1996. Prior to that he served as Chairman of First Chicago Corporation from December 1991 to December 1995. He currently serves as a director of Exelon, IMC Global Inc., The PMI Group Inc., The Sabre Holding Corp. and Sara Lee Corporation.

Paul R. Wood (48), Director and Vice President of the Company since December 1999. Mr. Wood is a managing director of Madison Dearborn Partners. Prior to co-founding Madison Dearborn Partners in 1993, Mr. Wood was with First Chicago Venture Capital for nine years in various leadership positions. He currently serves as a director of Hines Horticulture, Inc., Pax Holding Corporation and CapitalSource Holdings, LLC.

Michael A. DiMarco (44), Executive Vice President - President of Specialty Business since January 2001; Executive Vice President and President Collection Services of the Company from September 1998 until December 2000. From 1991 until September 1998, Mr. DiMarco was with Paging Network, Inc., a wireless communications provider, serving in various leadership positions including Senior Vice President of Operations and Executive Vice President of Sales. Prior to that, he served in various senior leadership positions with the City of New York, Hertz Rent-A-Car, Inc., ARA Services, Inc. and Capital Source Holdings, LLC.

Bryan K. Faliero (36), Executive Vice President Operations since January 2001; President Portfolio Services of the Company from October 1997 until December 2001. From June 1997 to September 1997, Mr. Faliero served as Vice President, Business Analysis for the Company. Prior to joining the Company, he was an associate with Booz Allen & Hamilton, a strategic consulting company based in Chicago, concentrating on operations strategy and network rationalization.

Michael  B.  Staed  (55),  Executive  Vice  President  Sales - Chief  Sales  and
Marketing Officer since January 2001; Senior Vice President and President Outsourcing Services of the Company from July 1999 until December 2000. From May 1998 to June 1999, Mr. Staed served as Senior Vice President Marketing, Outsourcing for the Company. Prior to joining the Company, he served as a partner in the consulting division of Ernst & Young LLP for four years focusing on the global telecommunications practice.

Gary L. Weller (41), Executive Vice President and Chief Financial Officer of the Company since July 1999. From January 1998 to June 1999, Mr. Weller served as Senior Vice President and Chief Financial Officer of Harbour Group Ltd., an investment firm based in St. Louis. From June 1993 to December 1997, he served as Executive Vice President and Chief Financial Officer of Greenfield Industries, Inc.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued for by the Company on behalf of the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Officers") for the years ended December 31, 2001, 2000 and 1999.
                           Summary Compensation Table

                                                                                          Long Term
                                                                     Other Annual        Compensation         All Other
                                            Salary        Bonus      Compensation           Awards          Compensation
Name and                                                                              ------------------
Principal Position            Year            ($)          ($)            ($)             Options (#)           ($)(1)
------------------            -----         -------      ------   ------------------  ------------------  -----------------

Timothy G. Beffa             2001           437,500            -                                                   3,400
President and CEO            2000           371,250      375,000                             30,000                3,400
                             1999           370,836      365,000                                                   2,617

Michael A. DiMarco           2001           342,915            -                                                   3,400
Executive Vice               2000           319,370      105,000                              3,000                3,400
   President - President     1999           325,000      100,000        42,373(2)            50,000            1,373,017
   of Specialty Business

Bryan K. Faliero             2001           269,304            -                                                   3,400
Executive Vice               2000           241,673      105,000                             31,250                3,400
   President Operations      1999           195,206       90,000                                                  480,337

Mike B. Staed                2001           265,818            -                                                   2,473
Executive Vice               2000           245,519       70,000                             19,663                3,400
President Sales -            1999           228,337       70,000                             16,000              947,505
   Chief Sales an
   Marketing Officer

Gary L. Weller               2001           292,508            -                                                   3,400
Executive Vice               2000           269,884      120,000
   President and CFO         1999(3)        134,512      310,000                             50,000               10,459

(1) Amounts for 2001 and 2000 represent the Company's portion of the 401(k) Plan contribution. In connection with the Recapitalization in 1999, Mr. DiMarco, Mr. Faliero and Mr. Staed received change in control payments of $1,356,875, $475,627 and $937,500, respectively. Remaining amounts in 1999 represent split dollar life insurance and long-term disability premiums paid by the Company along with the Company's portion of the 401(k) Plan contribution.
(2)  Payment of taxes by the Company for includable W-2 relocation expenses.
(3) 1999 compensation based on an annual salary of $275,000. Mr. Weller was hired in July 1999.

     During the year ended December 31, 2001, there were no stock option grants or exercises by the Named Officers. The following table sets forth options held by the Named Officers at December 31, 2001.

                           AGGREGATED OPTION VALUES ON
                                DECEMBER 31, 2001

                         Number of Securities           Value of Unexercised
                        Underlying Unexercised          In-the-Money Options
                     Options at December 31, 2001      at December 31, 2001(1)
                      ---------------------------    ---------------------------
       Name           Exercisable  Unexercisable     Exercisable   Unexercisable
------------------    -----------  -------------     ------------  -------------

Timothy G. Beffa          77,675        22,500      $2,647,863       $259,425

Michael A. DiMarco        50,750         2,250        $458,648        $25,943

Bryan K. Faliero        26,562.5      23,437.5        $540,078       $270,234

Michael B. Staed       29,915.75     14,747.25        $281,679       $170,036

Gary L. Weller            50,000             0        $450,000              0

(1) Based on a price per share of $49.00, the last price at which the Company sold its common stock

Employment Agreements

     OSI has entered into employment agreements with certain officers, including each of the Named Officers. The employment agreements provide for initial base salaries for Messrs. Beffa, DiMarco, Faliero, Staed and Weller of $375,000, $325,000, $210,000, $250,000 and $275,000, respectively. Base salaries are adjusted annually by the Compensation Committee of the Board of Directors. In addition, the agreements provide that Mr. Beffa is eligible for an annual bonus of up to 150% of his annual base salary and Messrs. DiMarco, Faliero, Staed and Weller are eligible for target annual bonuses of 67%, 50%, 50% and 67%, respectively.

     On December 31 of each year, the term of each employment agreement is automatically extended for an additional year unless the Company or the officer gives 30 days advance termination notice. If (i) the Company terminates the officer's employment without "cause" (as defined in the employment agreement),
(ii) the Company does not agree to extend the employment agreement upon the expiration thereof, (iii) the officer terminates his employment because the Company reduces his responsibilities or compensation in a manner which is tantamount to termination of the officer's employment, or (iv) within two years following a sale of the company (as defined in the employment agreement), the officer resigns for "good reason" (as defined in the employment agreement), the officer would be entitled to receive an amount equal to his total cash compensation (base salary plus bonus, excluding, however, any change of control bonus described below) for the preceding year and continue to receive medical and dental health benefits for one year. If the officer's employment is terminated by the Company "for cause", the officer is not be entitled to severance compensation.

     The employment agreements for Messrs. DiMarco, Faliero and Staed provide that upon consummation of a sale of the Company (as defined in the employment agreement), if the officer is employed by the Company immediately prior thereto, he will be entitled to receive a payment from the Company in the amount of 250% of his (i) then current base salary plus (ii) target annual bonus, reduced by any gain for all of the options to purchase capital stock of the Company or other equity compensation awards previously granted to the officer. Pursuant to this provision, Messrs. DiMarco, Faliero and Staed received change in control bonuses in 1999 upon consummation of the Recapitalization. The change in control bonuses paid in 1999 and any future bonuses paid pursuant to this provision of the employment agreements will be paid only if such bonus is previously approved by a vote of more than seventy-five percent (75%) of the voting power of the Company's outstanding stock immediately before any sale of the Company.

Director Compensation

     Messrs. Hewitt, Marks and Thomas receive $2,000 per regularly scheduled meeting of the Board of Directors. Effective May 31, 2000, Messrs. Hewitt, Marks and Thomas each purchased 2,669 shares of the Company's voting common stock for fair value, $37.47 per share. In conjunction with this stock purchase, each was granted an option to purchase an additional 2,669 shares of the Company's voting common stock at an exercise price of $37.47 per share. These options time-vest over a three-year period and expire on the earlier of May 31, 2010 or the date the director ceases to be a member of the Company's Board of Directors.

     All directors receive reimbursement for travel and out-of-pocket expenses incurred in connection with attendance at all such meetings. Except as described above, no director of OSI receives any other compensation from OSI for performance of services as a director of OSI or a member of any committee of the Board of Directors.

Option Plans

     The Company maintains the 1995 Stock Option and Stock Award Plan ("1995 Plan") and Outsourcing Solutions Inc. 2000 Equity Incentive Plan ("2000 Plan") (collectively, the "Stock Option Plans"). The Stock Option Plans are administered by the Compensation Committee of the Board of Directors of the Company. Under the Stock Option Plans, the Compensation Committee may grant or award (i) options to purchase stock of the Company, (ii) stock appreciation rights granted in conjunction with stock options, (iii) restricted stock, or
(iv) bonuses payable in stock, to key salaried employees of the Company, including officers, independent contractors of the Company and directors of the Company. Options granted under the 1995 Plan may either be incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or stock options other than ISOs ("NQSOs"), but all grants under the 1995 Plan were NQSOs. The 2000 Plan authorizes the issuance of only NQSOs.

     A total of 1,150,000 shares of common stock of the Company are reserved for issuance under the Stock Option Plans. As of March 28, 2002, options to purchase up to 751,345 shares of the Company's common stock are outstanding under the Stock Option Plans, which 475,447 shares are vested and exercisable.

Compensation Committee Interlocks and Insider Participation

     Mr. Hurd serves as a member of the Company's Compensation Committee and as a Vice President of the Company. Mr. Hurd is not, however, an employee of the Company.

Board of Directors' Report on Executive Compensation

     The Compensation Committee recommends compensation arrangements for the Company's executive officers and administers the Company's Stock Option Plans. The Company's compensation program was designed to be competitive with companies similar in structure and business to the Company.

     The Company's executive compensation program was structured to help the Company achieve its business objectives by:

o Setting levels of compensation designed to attract and retain superior executives in a highly competitive environment.

o Designing equity-related and other performance-based incentive compensation programs to align the interests of management with the ongoing interests of shareholders; and

o Providing incentive compensation that varies directly with both Company financial performance and individual contributions to that performance.

     The Company has used a combination of salary and incentive compensation, including cash bonuses and equity-based incentives to achieve its compensation goals. In accordance with the 2001 Management Incentive Plan, effective in April 2001, the Company selected executives and certain managers and other key personnel to participate in the annual bonus program. It established target awards for each participant, as a percent of his or her base salary. In addition, corporate and individual business unit objectives were established for revenue and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and corporate leverage. These financial factors, along with a component for accomplishment of individual goals, were assigned a weighting for each participant, depending on his or her position within the Company.

     In February 2002, the head of each functional unit recommended the amount of payout for individual performance based on an evaluation of each participant's performance in 2001. Recommendations for the individual performance component were reviewed and in some cases adjusted by the Chief Executive Officer. Payout for revenue, EBITDA and leverage were determined based on the Company's financial results for the year ended December 31, 2001. The total amount of bonus payouts and individual payouts for each of the Company's senior executives were presented to and approved by the Compensation Committee. Based on the Company's revenue and EBITDA performance and year-end leverage, none of the Named Officers received a bonus for 2001.

     In June 1999, the Company entered into an amended and restated employment agreement with Timothy G. Beffa to serve as President and Chief Executive Officer of the Company. Under the employment agreement, Mr. Beffa's target potential is 150% of his base salary. In March 2001, the Compensation Committee increased Mr. Beffa's base salary from $390,000 to $450,000 and thus his target potential to $675,000. These amounts were established by the Compensation Committee after consideration of compensation paid to Chief Executive Officers of comparative companies and the relationship of his compensation to that paid to other Company senior executives. For 2001, Mr. Beffa's bonus was determined based upon the following three factors, which were weighted as indicated: the Company's performance against pre-established revenue and EBITDA goals (70%), leverage goals (15%) and Mr. Beffa's attainment of pre-established objectives, based on specific strategic initiatives to both build a suitable business infrastructure and deliver on strategic growth initiatives (15%). Based on the Company's revenue and EBITDA performance and year-end leverage, Mr. Beffa did not receive a bonus for 2001.

                             Compensation Committee
                                 Timothy M. Hurd
                                  Paul R. Wood

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of April 10, 2002, the authorized capital stock of the Company consists of (i) 900,000 shares of Senior Common Stock, par value $.01 per share, of which 489,795.93 are issued and outstanding, (ii) 15,000,000 shares of Voting Common Stock, par value $.01 per share, of which 6,088,479.30 are issued and outstanding, (iii) 2,000,000 shares of Non-Voting Common Stock, par value $.01 per share, of which 480,321.30 are issued and outstanding, (iv) 200,000 shares of 14% Mandatorily Redeemable Senior Preferred Stock, no par value, of which 100,000 are issued and outstanding and (v) 50,000 shares of Junior Preferred Stock, no par value, of which 11,150 are issued and outstanding.

     The following table sets forth the number and percentage of shares of each class of the Company's capital stock beneficially owned as of April 10, 2002 by
(i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting equity securities, (ii) each of the Company's directors and nominees, (iii) each of the Named Officers, and (iv) all directors and executive officers of the Company as a group.

                                                                                   Amount and
                                                                                    Nature of
                                                                                   Beneficial          Percent of
    Title of Class                 Name and Address Beneficial Owner                Ownership          Class (1)
------------------------    ------------------------------------------------     ----------------     -------------

Senior Common Stock         Gryphon Partners II, L.P. (2)                            800,320.13           90.7%
                            Gryphon Partners II-A, L.P. (2)                          800,320.13           90.7%
                            Jeff L. Ott (2)                                          800,320.13           90.7%
                            Madison Dearborn Capital Partners III, L.P. (3)           17,346.94            3.6%
                            Madison Dearborn Special Equity III, L.P. (3)             17,346.94            3.6%
                            All directors and executive officers as a group          425,510.21           86.9%

Voting Common Stock         Madison Dearborn Capital Partners III, L.P.(3)         4,536,367.84           74.5%
                            Madison Dearborn Special Equity III, L.P. (3)          4,536,367.84           74.5%
                            Special Advisors Fund I, L.L.C. (3)                    4,536,367.84           74.5%
                            Timothy M. Hurd (3)                                    4,536,367.84           74.5%
                            Paul R. Wood (3)                                       4,536,367.84           74.5%
                            Timothy G. Beffa (4)                                     104,363.02            1.7%
                            Michael A. DiMarco (4)                                    57,750.00            *
                            Bryan K. Faliero (4)                                      36,570.00            *
                            Michael B. Staed (4)                                      35,253.35            *
                            Gary L. Weller (4)                                        63,344.01            1.0%
                            All directors and executive officers as a group        4,833,648.22           76.4%

Junior Preferred Stock      Timothy G. Beffa                                              81.65            1.2%
                            Bryan K. Faliero                                               2.48            *
                            All directors and executive officers as a group               84.13            1.2%

Series B Junior             Madison Dearborn Capital Partners III, L.P.(3)             4,150.00          100.0%
Preferred Stock             Madison Dearborn Special Equity III, L.P. (3)              4,150.00          100.0%

*    Represents less than one percent.

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
(2) Includes 381,340.41 shares owned by Gryphon Partners II, L.P. (""GPII") and 26,822.86 shares owned by Gryphon Partners II-A, L.P. ("GPII-A and together with GPII, "Gryphon") with each entity managed by or affiliated with Gryphon GenPar II, LLC. Mr. Ott is a general partner of Gryphon GenPar II, LLC, general partner of GPII and GPII-A. Gryphon has the right but not the obligation to purchase from the Company up to an aggregate of 392,156.86 shares of Senior common stock anytime prior to April 16, 2002. Gryphon Partners II, L.P. and Gryphon Partners II-A, L.P. have pledged their shares of the Company's common stock as security under the Company's Credit Agreement. In addition, Gryphon Partners II, L.P. and Gryphon Partners II-A, L.P. are parties to Amended and Restated Stockholders Agreement, dated as of April 16, 2001, among the Company and substantially all of the Company's stockholders, under which Madison Dearborn Capital Partners III, L.P., as principal investor, may designate individuals to serve as directors of the Company. The Amended and Restated Stockholders Agreement also includes restrictions on the transfer of capital stock, and provides for registration, preemptive, tag along and drag along rights granted to the parties thereto, including Gryphon. Furthermore, the Company, Madison Dearborn Capital Partners III, L.P. and Gryphon are parties to a Voting Agreement pursuant to which Gryphon may designate one individual to be elected to the Company's Board of Directors. The address of the Gryphon entities is c/o Gryphon GenPar II, LLC, One Embarcadero Center, Suite 2750, San Francisco, CA 94111.
(3) Includes (i) 16,970.13 shares of Senior Common Stock, 4,433,913.11 shares of Voting Common Stock and 4,059.85 shares of Series B Junior Preferred Stock owned by Madison Dearborn Capital Partners III, L.P., (ii) 376.81 shares of Senior Common Stock, 98,452.05 shares of Voting Common Stock and
     90.15 shares of Series B Junior Preferred Stock owned by Madison Dearborn Special Equity III, L.P., and (iii) 4,002.68 shares of Voting Common Stock owned by Special Advisors Fund I, L.L.C. with each entity managed by or affiliated with Madison Dearborn Partners, LLC. Messrs. Hurd and Wood are managing directors of Madison Dearborn Partners, LLC. Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P. and Special Advisors Fund I, L.L.C. have pledged their shares of the Company's common stock as security under the Company's Credit Agreement. In addition, under the Amended and Restated Stockholders Agreement, dated as of April 16, 2001, among the Company and substantially all of the Company's stockholders, Madison Dearborn Capital Partners III, L.P., as principal investor, may designate individuals to serve as directors of the Company. The Amended and Restated Stockholders Agreement also includes restrictions on the transfer of capital stock, and provides for registration, preemptive, tag along and drag along rights granted to the parties thereto, including Madison Dearborn Capital Partners III, L.P. and certain of its affiliates. The address of all the above-mentioned entities is c/o Madison Dearborn Partners, LLC, 3 First National Plaza, Suite 3800, Chicago, IL 60602.
(4) Includes vested options to acquire the following number of shares of the Company's common stock: Mr. Beffa 77,675; Mr. DiMarco 50,750; Mr. Faliero 26,562.5; Mr. Staed 29,915.75 and Mr. Weller 50,000. The address of Messrs. Beffa, DiMarco, Faliero, Staed and Weller is c/o Outsourcing Solutions Inc., 390 South Woods Mill Rd., Suite 350, Chesterfield, MO 63017.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advisory Services Agreement

     On September 21, 1995 the Company entered into an Advisory Services Agreement (the "Advisory Services Agreement") with MDC Management Company III, L.P. ("MDC Management"), then an affiliate. Under the Advisory Services Agreement, the Company received consulting, financial, and managerial functions for a $300,000 annual fee. On December 10, 1999, in conjunction with the
Recapitalization, the Advisory Services Agreement was amended and assigned to Madison Dearborn Partners, Inc. ("MDP"). As amended, the annual fee under the Advisory Services Agreement is $500,000. The Advisory Services Agreement expires September 21, 2005 and is renewable annually thereafter, unless terminated by the Company. The Company may terminate the Advisory Services Agreement at any time for cause by written notice to MDP authorized by a majority of the directors other than those who are partners, principals or employees of MDP or any of its affiliates. The Advisory Services Agreement may be amended by written agreement of MDP and the Company. The Company believes that the terms of and fees paid for the professional services rendered are at least as favorable to the Company as those which could be negotiated with a third party. In 2001, the Company paid $500,000 under the Advisory Services Agreement for MDP's professional services.

Consulting Agreements

     On January 26, 1998, the Company entered into a one-year Consulting Agreement with William B. Hewitt, a director of the Company. Under the original Consulting Agreement, Mr. Hewitt provided consulting assistance with the growing outsourcing services of the Company at 80% of normal working hours. In addition, Mr. Hewitt received options to purchase 10,000 shares of common stock of the Company, which options in accordance with their terms became vested and exercisable upon consummation of the Recapitalization. On January 25, 1999, the Consulting Agreement was extended through March 31, 1999 and at the same time the Consulting Agreement was renewed for the period April 1, 1999 through March 31, 2000, with the consulting services reduced to a maximum of 50 days (approximately 20% of normal working hours). Beginning April 1, 2000, Mr. Hewitt agreed to perform consulting services as mutually agreed from time to time. For the year ended December 31, 2001, Mr. Hewitt did not perform any consulting services under this arrangement.

Indebtedness of Management

     During 2000, the Company issued 26,688.02, 10,008 and 13,344.01 shares of its voting common stock at fair value to Messrs. Beffa, Faliero and Weller, respectively in exchange for cash and interest bearing notes secured by the shares along with certain personal assets. At December 31, 2001, the outstanding indebtedness under the notes for Messrs. Beffa, Faliero and Weller was approximately $1,114,000, $401,000 and $446,000, respectively, which includes the outstanding principal balance and interest. The interest rate on Mr. Beffa's and Mr. Weller's note is 6.71% per annum and on Mr. Faliero's note, the interest rate is 6.01% per annum.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          See index on page 50 for a listing of consolidated financial statements filed with this report.

     2.   Financial Statement Schedule

          See index on page 50 for a listing of consolidated financial statements schedule required to be filed by Item 8 of this Form 10-K.

     3.   Exhibits


Exhibit No.

2.1 StockSubscription and Redemption Agreement by and among Madison Dearborn Capital Partners III, L.P., the Company and certain stockholders, optionholders and warrantholders of the Company, dated as of October 8, 1999, as amended (incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on December 23, 1999).

2.2 StockSubscription Agreement by and among Gryphon Partners II, L.P., Gryphon Partners II-A, L.P., Outsourcing Solutions Inc., and the additional investors, dated April 3, 2001 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 10-Q for the period ended June 30, 2001).

2.3 Assignment and Stock Purchase Agreement dated as of December 10, 1999 by and among Outsourcing Solutions Inc., Madison Dearborn Capital Partners III, L.P., and certain other parties thereto (incorporated herein by reference to Exhibit 2.5 of the Company's Form 10-K for the period ended December 31, 1999).

2.4 Purchase Agreement dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 2.6 of the Company's Form 10-K for the period ended December 31, 1999).

2.5 Junior Preferred Stock Purchase Agreement, dated as of December 10, 1999, by and among Outsourcing Solutions Inc. and certain other parties thereto (incorporated herein by reference to Exhibit 2.7 of the Company's Form 10-K for the period ended December 31, 1999).

2.6 Unit Purchase Agreement, dated as of April 10, 2002, by and among the Company and certain other parties thereto.

2.7 Consent Solicitation Statement, dated November 9, 1999, relating to the Company's 11% Senior Subordinated Notes due November 1, 2006 (incorporated herein by reference to Exhibit 2.8 of the Company's Form 10-K for the period ended December 31, 1999).

2.8 Asset Purchase Agreement dated September 26, 2000 by and among Outsourcing Solutions Inc., RWC Consulting Group, LLC, RWC Consulting Group, Inc., and Robert W. Curtis, Jr. (incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q for the period ended September 30, 2000).

2.9 Asset Purchase Agreement dated March 12, 2001 by and among Outsourcing Solutions Inc., Coast to Coast Consulting, LLC, PAE Leasing, LLC, Coast to Cost Consulting, Incorporated, Pioneer Auto Enterprises, Inc., C2C Management, LTD., and Robert Fraiser (incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q for the period ended March 31, 2001).

2.10 Asset Purchase Agreement and Patentable Property Purchase Agreement dated April 30, 2001 by and among Outsourcing Solutions Inc., Pacific Software Consulting, LLC, Pacific Software Consulting, Inc., and Edward F. Lambert (incorporated herein by reference to Exhibit 2.1 of the Company's Form 10-Q for the period ended June 30, 2001).

3.1     Fourth  Amended  and  Restated   Certificate  of  Incorporation   of the
          Company, as of April 16, 2001.

3.2     By-laws  of the Company  (incorporated  herein by  reference  to Exhibit
          3.2 of the  Company's  Form 10-K for the  period  ended  December  31,
          2000).

4.1 Indenture dated as of November 6, 1996 by and among the Company, the Guarantors and Wilmington Trust Company (the "Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

4.2 Specimen Certificate of 11% Senior Subordinated Note due 2006 (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

4.3 Specimen Certificate of 11% Series B Senior Subordinated Note due 2006 (the "New Notes") (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

4.4 Form of Guarantee of securities issued pursuant to the Indenture (included in Exhibit 4.1 hereto) (incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

4.5 First Supplemental Indenture dated as of March 31, 1998 by and among the Company, the Additional Guarantors and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.5 of the Company's Form 10-K for the year ended December 31, 1998).

4.6 Second Supplemental Indenture dated as of July 16, 2000 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended September 30, 2000).

4.7 Third Supplemental Indenture dated as of September 29, 2000 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company's Form 10-Q for the period ended September 30, 2000).

4.8 Fourth Supplemental Indenture dated as of March 12, 2001 by and among the Company, the Additional Guarantors and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4 of the Company's Form 10-Q for the period ended March 31, 2001).

4.9 Fifth Supplemental Indenture dated as of April 30, 2001 by and among the Company, the Additional Guarantor and Wilmington Trust Company, as trustee (incorporated herein by reference to Exhibit 4 of the Company's Form 10-Q for the period ended June 30, 2001).

4.10    Release  of  Subsidiary  Guarantee  of   OSI  Education  Services,  Inc.
          (incorporated herein by reference to Exhibit 4.3 of the Company's Form 10-Q for the period ended September 30, 2000).

10.1 Amended and Restated Stockholders Agreement dated as of April 16, 2001 by and among the Company and various stockholders of the Company.

10.2 Advisory Services Agreement dated September 21, 1995 between the Company and Madison Dearborn Partners, Inc., as assignee from MDC Management Company III, L.P. as amended by Assignment Agreement dated as of December 10, 1999 by and between Madison Dearborn Partners, Inc., the Company and MDC Management Company III, L.P. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the period ended December 31, 1999).

10.3    Amended  and Restated  Registration  Rights  Agreement  dated  April 16,
          2001, by and among Outsourcing Solutions Inc., Madison Dearborn Partners III, L.P. and certain other parties thereto.

10.4 Registration Rights Agreement dated December 10, 1999, by and among the Company and certain other parties thereto (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K for the period ended December 31, 1999).

10.5    Voting Agreement.

10.6 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Timothy G. Beffa (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the period ended December 31, 1999).

10.7 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael A. DiMarco (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the period ended December 31, 1999).

10.8 Employment Agreement dated as of June 4, 1999 between the Company and Bryan K. Faliero (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the period ended December 31, 1999).

10.9 Amended and Restated Employment Agreement dated as of June 4, 1999 between the Company and Michael B. Staed (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the period ended December 31, 1999).

10.10   Employment  Agreement  dated July 5, 1999  between the  Company and Gary
          L. Weller (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the period ended December 31, 1999).

10.11 Consulting Agreement dated as of February 6, 1998 between the Company and William B. Hewitt as amended January 25, 1999 (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1998).

10.12   1995 Stock  Option and Stock Award Plan  of the  Company   (incorporated
          herein by reference to Exhibit 10.31 of the Company's Registration Statement on Form S-4 filed on November 26, 1996).

10.13 First Amendment to 1995 Stock Option and Stock Award Plan of the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1997).

10.14   Form of  Non-Qualified  Stock Option Award  Agreement   [B],  as amended
          (incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the period ended December 31, 1999).

10.15   Form of Non-Qualified  Stock Option Award Agreement  [E]   (incorporated
          herein by reference to Exhibit 10.15 of the Company's Form 10-K for the period ended December 31, 1999).

10.16   Outsourcing  Solutions Inc. 2000  Equity  Incentive Plan   (incorporated
          herein by reference to Exhibit 10.16 of the Company's Form 10-K for the period ended December 31, 2000).

10.17 Form of Non-Qualified Stock Purchase and Option Award Agreement [F] (incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q for the period ended June 30, 2000).

10.18 Form of Director Stock Purchase and Option Agreement (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the period ended June 30, 2000).

10.19 Management Stock Purchase Agreement, Non-Recourse Secured Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Timothy Beffa (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2000).

10.20 Management Stock Purchase Agreement, Promissory Note and Management Stock Pledge Agreement dated as of April 19, 2000 between the Company and Gary Weller (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended June 30, 2000).

10.21 Management Stock Purchase Agreement, Promissory Note and Management Stock Pledge Agreement dated as of November 1, 2000 between the Company and Bryan Faliero (incorporated herein by reference to Exhibit
          10.21 of the  Company's  Form 10-K for the period  ended  December 31,
          2000).

10.22   2001 Management  Incentive Plan  (incorporated  herein  by reference  to
          Exhibit 10 of the  Company's  Form 10-Q for the period  ended June 30,
          2001).

10.23   Outsourcing  Solutions Inc.  Deferred  Compensation Plan   (incorporated
          herein by reference to Exhibit 10.23 of the Company's Form 10-K for the period ended December 31, 2000).

10.24 Earn-out Agreement dated October 8, 1997 by and among NSA Acquisition Corporation, Outsourcing Solutions Inc., North Shore Agency, Inc., Automated Mailing Services, Inc., Mailguard Security Systems, Inc., and DMM Consultants (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31,1997).

10.25 Credit Agreement dated as of November 30, 1999 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1999).

10.26 First Amendment to Credit Agreement dated as of January 10, 2001 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended March 31, 2001).

10.27 Second Amendment to Credit Agreement dated as of March 30, 2001 among the Company, the Lenders listed therein, DLJ Capital Funding, Inc., as the Syndication Agent, and Fleet National Bank, as the Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the period ended March 31, 2001).

10.28 Third Amendment to Credit Agreement dated as of January 24, 2002 among the Company, the Lenders listed therein, Credit Suisse First Boston (as successor in interest of DLJ Capital Funding, Inc.), as the Syndication Agent, and Fleet National Bank, as the Administrative Agent.

10.29 Fourth Amendment to Credit Agreement dated as of April 8, 2002 among the Company, the Lenders listed therein, Credit Suisse First Boston (as successor in interest of DLJ Capital Funding, Inc.), as the Syndication Agent, and Fleet National Bank, as the Administrative Agent.

21      Subsidiaries of registrant.



(b)  Reports on Form 8-K

     There were no reports on Form 8-K for the three-month period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OUTSOURCING SOLUTIONS INC.


                                   /s/Timothy G. Beffa
                                   ------------------------------------
                                   Timothy G. Beffa
                                   President and Chief Executive Officer


                                   /s/Gary L. Weller
                                   ------------------------------------
                                   Gary L. Weller
                                   Executive Vice President and
                                   Chief Financial Officer

DATE:  April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                            Date
       ---------                      -----                            ----

/s/Timothy G. Beffa         President and Chief Executive         April 15, 2002
------------------------
Timothy G. Beffa            Officer, Director

/s/William B. Hewitt        Director                              April 15, 2002
------------------------
William B. Hewitt

/s/Timothy M. Hurd          Director and Vice President           April 15, 2002
------------------------
Timothy M. Hurd

/s/Scott P. Marks, Jr.      Director                              April 15, 2002
------------------------
Scott P. Marks, Jr.

/s/Jeff L. Ott              Director                              April 15, 2002
------------------------
Jeff L. Ott

/s/Richard L. Thomas        Director                              April 15, 2002
------------------------
Richard L. Thomas

/s/Paul R. Wood             Director and Vice President           April 15, 2002
------------------------
Paul R. Wood

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                           Page
                                                                           ----
Consolidated Financial Statements

Outsourcing Solutions Inc. and Subsidiaries
     Reports of Independent Accountants...................................  F-1
     Consolidated Balance Sheets at December 31, 2001 and 2000............  F-3
     Consolidated Statements of Operations for the years
         ended December 31, 2001, 2000 and 1999...........................  F-4
     Consolidated Statements of Stockholders' Deficit for the
         years ended December 31, 2001, 2000 and 1999.....................  F-5
     Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999.................................  F-7
     Notes to Consolidated Financial Statements...........................  F-9



Consolidated Financial Statement Schedule

Report of Independent Accountants.........................................  F-34
Schedule II - Valuation and Qualifying Accounts and Reserves..............  F-35

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Outsourcing Solutions Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44, present fairly, in all material
respects,   the  financial  position  of  Outsourcing  Solutions  Inc.  and  its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company for the year ended December 31, 1999 were audited by other independent accountants whose report dated March 28, 2000 expressed an unqualified opinion on those statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



March 22, 2002,
except for Notes 2, 22 and 24 which are as of April 12, 2002

                        Report of Independent Accountants

To the Stockholders of Outsourcing Solutions Inc.:

We have audited the consolidated statements of operations, stockholders' (deficit) and cash flows of Outsourcing Solutions Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Outsourcing Solutions Inc. and subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP



St. Louis, Missouri
March 28, 2000

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000 (As Restated)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------




ASSETS                                                                 2000
                                                                   As Restated
                                                      2001        (Notes 2 & 22)
                                                      ----        --------------

Cash and cash equivalents                            $  9,535        $ 10,273

Cash and cash equivalents held for clients             25,920          21,970

Accounts receivable - trade, less allowance
  for doubtful receivables of $1,080 and $447          60,100          61,325

Purchased loans and accounts receivable
  portfolios                                           17,477          24,690

Property and equipment, net                            46,952          46,601

Goodwill, less accumulated amortization of
  $70,824 and $54,218                                 421,871         417,084

Deferred financing costs, less accumulated
  amortization of $8,844 and $4,538                    18,665          22,934

Other assets                                           39,690          27,770
                                                     --------        --------
             TOTAL                                   $640,210        $632,647
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                             $ 16,192        $ 15,896

Collections due to clients                             25,920          21,970

Accrued salaries, wages and benefits                   13,325          15,195

Debt                                                  539,020         539,463

Other liabilities                                      76,346          71,080

Commitments and contingencies
  (Notes 3, 13 and 14)

Mandatorily redeemable preferred stock;
  redemption amount $140,560 and $123,115             123,482         103,455

Stockholders' deficit:
  Senior common stock;  $.01 par value;
    authorized 900,000 shares, 489,795.93
    issued in 2001 and outstanding                          5               -
  Voting common stock; $.01 par value;
    authorized 15,000,000 shares,
    9,166,728.37 shares issued                             92              92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                  5               5
  Paid-in capital                                     223,277         200,537
  Accumulated deficit                                (231,754)       (198,372)
  Accumulated other comprehensive loss                 (8,883)              -
  Notes receivable from management for
    shares sold                                        (1,960)         (1,817)
  Common stock in treasury, at cost;
    3,078,249.07 shares                              (134,857)       (134,857)
                                                     --------        --------
        Total stockholders' deficit                  (154,075)       (134,412)
                                                     ---------       --------
             TOTAL                                   $640,210        $632,647
                                                     ========        ========







              The accompanying notes are an integral part of these
                             financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (As Restated) and 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                                                        2000
                                                                                                    As Restated
                                                                                          2001     (Notes 2 & 22)       1999
                                                                                          ----     --------------       ----

REVENUES                                                                               $ 612,346     $ 541,076       $ 504,425

EXPENSES:
  Salaries and benefits                                                                  294,509       264,293         244,157
  Service fees and other operating and administrative expenses                           209,704       177,457         154,799
  Amortization of purchased loans and accounts receivable portfolios                      26,930        28,092          38,722
  Amortization of goodwill and other intangibles                                          16,606        16,082          16,229
  Depreciation expense                                                                    14,370        15,803          14,866
  Compensation expense related to redemption of stock options                                  -           187               -
  Conversion, realignment and relocation expenses                                          3,564         2,742           5,063
  Change in control bonuses, stock option redemption and other bonuses                         -             -          10,487
  Recapitalization related costs                                                               -             -           6,827
                                                                                       ---------     ---------       ---------
           Total expenses                                                                565,683       504,656         491,150
                                                                                       ---------     ---------       ---------

OPERATING INCOME                                                                          46,663        36,420          13,275

INTEREST EXPENSE - Net                                                                    59,449        60,934          52,265
                                                                                       ---------     ---------       ---------

LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                                 (12,786)      (24,514)        (38,990)

PROVISION FOR INCOME TAXES                                                                   569           594             759
                                                                                       ---------     ---------       ---------

LOSS BEFORE EXTRAORDINARY ITEM                                                           (13,355)      (25,108)        (39,749)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                                                   -             -           4,208
                                                                                       ---------     ---------       ---------

NET LOSS                                                                                 (13,355)      (25,108)        (43,957)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
ACCRETION OF SENIOR PREFERRED STOCK                                                       20,027        17,739           2,358
                                                                                       ---------     ---------       ---------

NET LOSS TO COMMON STOCKHOLDERS                                                        $ (33,382)    $ (42,847)      $ (46,315)
                                                                                       ==========    =========       =========




              The accompanying notes are an integral part of these
                             financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (As Restated) and 1999
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                           Common Stock
                       Non-Voting -------------------------------
                       Cumulative                          Non-                         Accumulated
                       Redeemable                         Voting                           Other
                       Preferred                   Non-  Classes   Paid-in  Accumulated Comprehensive  Notes     Treasury
                         Stock    Senior  Voting  Voting A, B & C  Capital    Deficit     Income      Receivable  Stock     Total
                       ---------- ------  ------  ------ --------  -------  ----------- ------------- ---------- -------  ---------
BALANCE
JANUARY 1,1999         $12,167    $   -   $   35  $    -  $   18   $66,958  $(109,210)  $     -       $    -     $    -   $(30,032)

Payment of preferred
stock dividends through
issuance of
140,997.01 shares of
preferred
stock and recorded
preferred stock dividend
requirements of
$1 per share             1,762        -        -       -       -         -     (1,276)        -            -          -        486

Issuance of
186,791.67 common
shares in exchange
for MDP's
investment  in
FINCO                        -        -        2       -       -     6,998          -         -            -          -      7,000

Issuance of
5,273,037.98 voting
and 480,321.30
non-voting common
shares                       -        -       52       5       -   215,546          -         -            -          -    215,603

Repurchase of
common stock
and redemption of
preferred,
non-voting common,
stock options and
warrants              (13,929)        -        1       -     (18)  (93,163)        -          -            -   (115,391)  (222,500)

Recapitalization
fees & expenses             -         -        -       -       -         -         -          -            -    (19,466)   (19,466)

Accrued dividends
on mandatorily
redeemable
preferred stock             -         -        -       -       -         -      (877)         -            -          -       (877)

Accretion of
mandatorily
redeemable
preferred stock             -         -        -       -       -         -      (205)         -            -          -       (205)

Net loss                    -         -        -       -       -         -   (43,957)         -            -          -    (43,957)
                       ------     -----   ------  ------  ------   -------   --------   -------       ------     ------     ------
BALANCE, DECEMBER
31, 1999                    -         -       90       5       -   196,339  (155,525)         -            -   (134,857)   (93,948)

Issuance of
62,050.23 voting
common
shares                      -         -        1       -       -     2,324         -          -            -          -      2,325

Issuance of
50,040.03 voting
common
shares in exchange
for cash and notes
receivable                  -         -        1       -       -     1,874         -          -       (1,774)         -        101


                                   (continued)

                 The accompanying notes are an integral part of
                          these financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (As Restated) and 1999
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                       Common Stock
                              ---------------------------------
                  Non-voting
                  Cumulative                             Non-
                  Redeemable                            voting                           Accumulated
                  Preferred                            Classes    Paid-in  Accumulated  Comprehensive  Notes     Treasury
                    Stock     Senior   Voting  Voting  A, B & C   Capital  Deficit      Income(Loss) Receivable    Stock     Total
                  ----------  ------   ------  ------  --------   -------  ------------ ------------ ----------  --------    -----
Accrued
interest on
notes
receivable             -          -         -       -          -         -          -          -          (43)         -        (43)

Accrued
dividends on
mandatorily
redeemable
preferred stock        -          -         -       -          -         -    (15,238)         -            -          -    (15,238)

Accretion of
mandatorily
redeemable
preferred stock        -          -         -       -          -         -     (2,501)         -            -          -     (2,501)

Net loss As
Restated
(Notes 2 & 22)         -          -         -       -          -         -    (25,108)         -            -          -    (25,108)
                 -------      -----    ------  ------    -------    ------    -------    -------      -------     ------    -------
BALANCE,
DECEMBER 31,
2000 As
Restated
(Notes 2 & 22)         -          -        92       5          -   200,537   (198,372)         -       (1,817)  (134,857)  (134,412)

Issuance of
489,795.93 of
senior
common shares          -          5         -       -          -    21,999          -          -            -          -     22,004

Fair market
value
adjustments on
derivatives
(see Note 16)          -          -         -       -          -         -          -     (8,883)           -          -     (8,883)

Non-cash
variable stock
options
compensation           -          -         -       -          -       741          -          -            -          -        741

Accrued
interest on
notes
receivable             -          -         -       -          -         -          -          -         (143)         -       (143)

Accrued
dividends on
mandatorily
redeemable
preferred stock        -          -         -       -          -         -    (17,445)         -            -          -    (17,445)

Accretion of
mandatorily
redeemable
preferred stock        -          -         -       -          -         -     (2,582)         -            -          -     (2,582)

Net loss               -          -         -       -          -         -    (13,355)         -            -          -    (13,355)
                  ------      -----    ------  ------    -------  --------  ----------   -------      -------   --------  ---------
BALANCE,
DECEMBER 31,
2001              $    -      $   5    $   92  $    5    $     -  $223,277  $(231,754)   $(8,883)     $(1,960) $(134,857) $(154,075)
                  ======      =====    ======  ======    =======  ========  =========    =======      =======  ========== =========

              The accompanying notes are an integral part of these
                             financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (As Restated) AND 1999
(In thousands)
--------------------------------------------------------------------------------

                                                                                                      2000
                                                                                                  As Restated
                                                                                      2001       (Notes 2 & 22)      1999
                                                                                      ----       ---------------     ----

OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net loss                                                                         $ (13,355)      $ (25,108)     $ (43,957)
  Adjustments to reconcile net loss to net cash from operating activities and portfolio
      purchasing:
        Depreciation and amortization                                                 38,458          36,300         34,477
        Amortization of purchased loans and accounts receivable portfolios            26,930          28,092         38,722
        Extraordinary loss on extinguishment of debt                                       -               -          4,208
        Compensation expense related to redemption of stock options and                    -               -          4,635
repriced options
        Other non-cash charges                                                         1,968               -              -
        Change in assets and liabilities:
          Purchases of loans and accounts receivable portfolios                      (19,717)        (12,835)       (23,176)
          Other assets                                                                (8,429)        (11,127)       (13,245)
          Accounts payable and other liabilities                                      (8,928)          9,470         (5,316)
                                                                                   ---------       ---------      ---------

        Net cash from operating activities and portfolio purchasing                   16,927          24,792         (3,652)
                                                                                   ---------       ---------      ---------

INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired                                    (24,678)        (18,316)          (877)
  Investment in FINCO                                                                      -               -         (2,500)
  Acquisition of property and equipment                                              (14,159)        (18,398)       (18,437)
  Purchases of loans and accounts receivable portfolios for resale to FINCO          (63,399)        (86,910)       (56,664)
  Sales of loans and accounts receivable portfolios to FINCO                          63,399          86,910         56,664
  Other                                                                                                    -            265
                                                                                   ---------       ---------      ---------
        Net cash from investing activities                                           (38,837)        (36,714)       (21,549)
                                                                                   ---------       ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from term loans                                                                 -             150        400,000
  Borrowings under revolving credit agreement                                        341,600         341,950        289,700
  Repayments under revolving credit agreement                                       (327,600)       (322,950)      (302,200)
  Repayments of debt                                                                 (14,670)         (3,315)      (397,448)
  Deferred financing fees                                                               (162)           (125)       (21,242)
  Proceeds from issuance of preferred and common stock                                22,004             426        300,237
  Repurchase of preferred stock, common stock and warrants                                 -               -       (223,208)
  Redemption of stock options                                                              -               -         (3,927)
  Recapitalization fees                                                                    -               -        (19,466)
                                                                                   ---------       ---------      ---------

           Net cash from financing activities                                         21,172          16,136         22,446
                                                                                   ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (738)          4,214         (2,755)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          10,273           6,059          8,814
                                                                                   ---------       ---------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   9,535       $  10,273      $   6,059
                                                                                   =========       =========      =========


                                   (continued)

              The accompanying notes are an integral part of these
                             financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (As Restated) AND 1999
(In thousands)
--------------------------------------------------------------------------------
                                                             2000
                                                         As Restated
                                                2001    (Notes 2 & 22)   1999
                                                ----    --------------   ----
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

  Cash paid during year for interest          $ 54,057     $ 49,151     $ 51,232
                                              ========     ========     ========

  Net cash paid during year for taxes         $    469     $      2     $    306
                                              ========     ========     ========


SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INFORMATION:

  Investment in FINCO through exchange of
    common stock with MDP                     $      -     $      -     $  7,000
                                              ========     ========     ========

  Accrued dividends on mandatorily
    redeemable preferred stock                $ 17,445     $ 15,238     $    877
                                              ========     ========     ========

  Accretion of mandatorily redeemable
    preferred stock                           $  2,582     $  2,501     $    205
                                              ========     ========     ========

  Notes receivable for common stock           $      -     $  1,774     $      -
                                              ========     ========     ========

  Capital lease obligations incurred for
    the purchase of new equipment             $    227     $    320     $      -
                                              ========     ========     ========
  Issuance of voting common stock in
    partial payment of asset acquisition      $      -     $  2,000     $      -
                                              ========     ========     ========

  Notes payable in partial payment of
    asset acquisition                         $      -     $  5,000     $      -
                                              ========     ========     ========

























              The accompanying notes are an integral part of these
                             financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is one of the largest providers of business process outsourcing receivables services in the United States. The Company purchases and collects portfolios of charged-off loans and accounts receivable for the Company's own account, services accounts receivable placements on a contingent and fixed fee basis and provides contract management of accounts receivable. The Company's customers are mainly in the educational, utilities, telecommunications, retail, healthcare and financial services industries. The markets for the Company's services currently are the United States, Puerto Rico, Canada and Mexico.

Consolidation  Policy  -  The  consolidated  financial  statements  include  the accounts of Outsourcing Solutions Inc. ("the Company") and all of its majority-owned subsidiaries (collectively, "OSI"). Ownership in entities of less than 50% are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash, money market investments, and overnight deposits with original maturities of less than three months. Cash equivalents are valued at cost, which approximates market. Cash and cash equivalents held for clients consist of certain restricted accounts which are used to maintain cash collected and held on behalf of OSI's clients.

Purchased Loans and Accounts Receivable Portfolios - Purchased loans and accounts receivable portfolios ("Receivables") acquired in the normal course of business are recorded at cost. The Company periodically reviews all Receivables to assess recoverability. Impairments are recognized in operations if the expected aggregate discounted future net operating cash flows derived from the portfolios are less than the aggregate carrying value. No impairments have been recorded for the year ended December 31, 2001, 2000 and 1999, respectively.

The Company amortizes on an individual portfolio basis the cost of the Receivables based on the ratio of current collections for a portfolio to current and anticipated future collections including any terminal value for that portfolio. Such portfolio cost is amortized over the expected collection period as collections are received which, depending on the individual portfolio, generally ranges from 3 to 5 years.

Revenue Recognition - Collections on Receivables owned are recorded as revenue when cash is collected. Proceeds from strategic sales of Receivables owned are generally recognized as revenue when received. Revenue from collections and outsourcing services is recorded as such services are provided. Certain collection services are provided on a contingent fee basis. For these services, revenue is recognized when cash is collected. Deferred revenue in the accompanying balance sheet primarily relates to certain prepaid fees for letter services which are recognized when the letter services are provided.

Property  and   Equipment  -  Property  and   equipment  is  recorded  at  cost.
Depreciation is computed on the straight-line method based on the estimated useful lives (3 years to 30 years) of the related assets. Leasehold improvements are amortized over the term of the related lease. The Company annually reviews property and equipment to assess recoverability. Impairments are recognized in operations if the estimated future undiscounted cash flows derived from such property and equipment are less than its carrying value. Management believes there is no impairment of property and equipment at December 31, 2001.

Intangible Assets - The excess of cost over the fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 20 to 30 years. Other identifiable intangible assets are primarily comprised of the fair value of existing account placements acquired in connection with certain business combinations and non-compete agreements. These assets are short-lived and are being amortized over the assets' periods of recoverability, which are estimated to be 1 to 3 years. The Company annually reviews goodwill and other intangibles to assess recoverability. Impairments are recognized in operations if the estimated future operating cash flows (undiscounted and without interest charges) derived from such intangible assets are less than its carrying value. At December 31, 2001, the Company believes that no impairment in the carrying value of goodwill or intangibles exists.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, specifically identifiable intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company does not have any indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company will be required to complete the first step of the transitional goodwill impairment by the end of the second quarter of 2002. If this first step indicates transitional goodwill impairment may exist, the second step, which results in a final determination of goodwill impairment, if any, must be completed no later than December 31, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements. Goodwill, net of amortization, was $421,871 and $417,084 at December 31, 2001 and 2000, respectively. Goodwill amortization recorded for the year ended December 31, 2001 and 2000 was $16,606 and $15,484, respectively. However, as previously noted, goodwill amortization will cease as of January 1, 2002.

Deferred Financing Costs - Deferred financing costs are being amortized over the terms of the related debt agreements.

Income Taxes - The Company accounts for income taxes using an asset and liability approach. The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized.

Environmental Costs - All of the Company's environmental proceedings relate to discontinued operations of subsidiaries or former divisions of The Union Corporation (See Notes 7 and 14). Costs incurred to investigate and remediate contaminated sites are charged against the environmental reserves established in conjunction with the Union acquisition.

Stock-Based Compensation - The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies using the intrinsic value method make pro forma disclosures of net income as if the fair value-based method of accounting had been applied. See Note 12 for the fair value disclosures required under SFAS No. 123.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - SFAS No. 128, Earnings per Share, is applicable to companies who have publicly traded equity securities. As such, SFAS No. 128 is not currently applicable to the Company and, accordingly, earnings per share information is not presented.

Business Combinations - In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS No. 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. In addition, SFAS No. 141 requires reclassifying existing intangible assets that have been reported as part of goodwill, and accounting for them separately upon adoption of SFAS No. 142 if certain criteria are met. The adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial statements as the Company has no negative goodwill or intangible assets that have been reported as part of goodwill.

Impairment or Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and is required to be adopted on January 1, 2002. The Company does not expect SFAS No. 144 to have a material impact on the Company's consolidated financial statements upon adoption.


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

As a result, the consolidated financial statements as of and for the year ended December 31, 2000, as well as the unaudited consolidated quarterly results as of and for the quarter ended September 30, 2001 have been restated. Comparisons of previously reported and restated consolidated financial statements for all periods impacted by the restatement, including annual consolidated financial statements and unaudited quarterly financial data, are set forth in Notes 22 and 23 to the consolidated financial statements included herein.

For the year ended December 31, 2000, the previously reported consolidated financial statements included an overstatement of revenues by $1,551 and an understatement of operating expenses by $4,106. The impact of the inaccurate financial reporting of certain transactions on previously reported operating results for the year ended December 31, 2000 was to overstate operating income by $5,657 and understate net loss and net loss to common stockholders by $5,657.


3.   RECAPITALIZATION AND RECENT ACQUISITIONS

In December 1999, the Company was  recapitalized  in a transaction  with Madison
Dearborn Capital Partners III, L.P. ("MDP") and certain of the Company's stockholders, optionholders and warrant holders pursuant to which MDP acquired 75.9% of OSI's common stock. In conjunction with the Recapitalization, most of the then outstanding capital stock of OSI was redeemed, the Company refinanced its credit facility and issued $107,000 of preferred stock. The total implied value of the Company based on the Recapitalization was approximately $790,000.

The Recapitalization had no impact on the historical basis of the Company's assets and liabilities.

In  accordance  with  the  terms  of  the   Recapitalization,   the  holders  of
approximately 85.6% of shares of the Company's common stock outstanding immediately prior to the Recapitalization received $37.47 in cash in exchange for each of these shares. In addition, the holders of the Company's preferred stock, non-voting common stock, warrants and stock options received $37.47 in cash in exchange for each of these instruments. In accordance with the terms of the Recapitalizations, all outstanding stock options that had not vested at the date of the Recaptialization became immediately vested. Immediately following the Recapitalization, continuing shareholders (14.4% before the Recapitalization) owned approximately 8.5% of the outstanding shares of the Company's voting common stock.

In connection with the Recapitalization, the Company entered into a new credit facility providing for term loans of $400,000 and revolving loans of up to $75,000 (see Note 6). The proceeds of the initial borrowings under the new credit facility and the issuance of approximately $300,000 of the Company's preferred and common stock were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants exercised or canceled, as applicable, in connection with the Recapitalization, to repay the Company's existing credit facility and to pay expenses incurred in connection with the Recapitalization.

During 1999, the Company recorded $57,880 in fees and expenses associated with the Recapitalization. The total fees and expenses consisted of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting commissions; (ii) professional and advisory fees and expenses; (iii) compensation expense relating to the payment of cash for vested stock options and the payment of change in control bonuses to certain officers in accordance with the terms of their respective employment agreements; and (iv) other miscellaneous fees and expenses. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and are being amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and equity based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity, compensation expense and Recapitalization related costs is as follows:

                                        Compensation   Recapitalization
                    Debt       Equity      Expense      Related Costs     Total
                  -------     -------   ------------   ----------------  -------

Direct costs      $20,205     $18,571      $10,487         $ 6,827       $56,090
Allocated costs       895         895            -               -         1,790
                  -------     -------      -------         -------       -------

Total              21,100     $19,466      $10,487         $ 6,827       $57,880
                  =======     =======      =======         =======       =======

In September 2000, the Company through a newly formed limited liability company, RWC Consulting Group, LLC, acquired certain assets and assumed certain liabilities of RWC Consulting Group, Inc. ("RWC"), a service company providing highly-skilled consultants to banks to assist in their back office functions. Total consideration for RWC included cash of approximately $16,968 including transaction costs of $225, voting common stock worth $2,000 (53,376.03 shares) and an 18% unsecured, subordinated note of $5,000 (interest compounded annually and principal and interest due September 29, 2003). The acquisition contains a contingent payment obligation based on the attainment of a financial performance target over the next three years. The future contingent payment obligation, if any, will be accounted for as additional goodwill at such time the Company determines it is probable that the contingent payment will be made.

In March 2001,  the Company  through a newly formed limited  liability  company,
Coast to Coast  Consulting,  LLC,  acquired  certain assets and assumed  certain liabilities of Coast to Coast Consulting, Inc. ("CCC"), a service company providing highly skilled experts to health care clients to assist with their on-site, back office functions such as billing, collections, special projects and other areas. Total cash consideration for CCC was approximately $16,699 including transaction costs of $150. The acquisition contains a contingent payment obligation based on the attainment of a financial performance target over the next three years. The future contingent payment obligation, if any, is expected to be accounted for as additional goodwill at such time as the Company determines it is probable that the contingent payment will be made.

In April 2001, the Company through a newly formed limited liability company, Pacific Software Consulting, LLC, acquired (i) certain assets and assumed certain liabilities of Pacific Software Consulting, Inc. ("PSC"), a service company providing highly skilled consultants to banks to assist in their back office functions, and (ii) associated patentable property. Total cash consideration for these acquisitions was approximately $4,954 including transaction costs of $45. In connection with these acquisitions, the Company agreed to certain contingent payment obligations based on the attainment of certain financial performance targets through September 2002. The future contingent payment obligations, if any, are expected to be accounted for as additional goodwill as the payments are made.

The above acquisitions were accounted for under the purchase method of accounting. The excess of cost over the fair value of the net assets acquired was $39,488. The cash purchase price of the acquisitions was financed under the Company's revolving credit facility. Results of operations for the acquired businesses were included in the Company's consolidated financial statements at their respective acquisition dates. No amounts have been recorded to date relative to the contingent purchase price provisions for the respective acquisitions noted above.

The unaudited pro forma consolidated financial data shown below presents the consolidated financial data as if the RWC, CCC and PSC acquisitions had occurred as of the beginning of each period presented. The unaudited results have been prepared for comparative purposes only and do not necessarily reflect the results of operations of the Company that actually would have occurred had the acquisitions been consummated as of the beginning of each period presented, nor does the data give effect to any transactions other than the acquisitions.

                                             Unaudited
                                             Pro Forma
                                    -----------------------------
                                        2001               2000

     Net revenues                     $617,400           $579,306
                                      ========           ========

     Net loss                         $(13,047)          $(15,210)
                                      ========           ========


4.   PROPERTY AND EQUIPMENT

Property and equipment, which is recorded at cost, consists of the following at December 31:
                                                  2001               2000
                                                  ----               ----

     Land                                       $   2,109          $   2,109
     Buildings                                      1,917              1,917
     Furniture and fixtures                        13,391             10,603
     Machinery and equipment                        5,223              4,176
     Telephone equipment                           15,951             13,066
     Leasehold improvements                         9,685              9,056
     Computer hardware and software                64,663             57,710
                                                ---------          ---------
                                                  112,939             98,637
     Less accumulated depreciation                (65,987)           (52,036)
                                                ----------         ---------

                                                $  46,952          $  46,601
                                                =========          =========


5.   OTHER ASSETS

Other assets consist of the following at December 31:
                                                                      2000
                                                                   As Restated
                                                   2001          (Notes 2 & 22)
                                                   ----          --------------

     Investment in FINCO                         $  12,000          $  12,000
     Receivable from FINCO                          17,014              5,612
     Other (primarily supplies
       inventory and prepaid assets)                10,676             10,158
                                                 ---------          ---------

                                                 $  39,690          $  27,770
                                                 =========          =========
6.   DEBT

Debt consists of the following at December 31:
                                                         2001          2000
                                                         ----          ----

     Term Loan Facility                               $ 387,500     $ 397,500
     Revolving Credit Facility                           46,000        32,000
     11% Series B Senior Subordinated Notes             100,000       100,000
     18% Note payable to stockholder
       (See Note 3)                                       5,000         5,000
     9% Note payable to stockholder                           -         4,429
     Other (including capital leases)                       520           534
                                                      ---------     ---------
               Total debt                             $ 539,020     $ 539,463
                                                      =========     =========

On April 28,  1997,  the  Company  registered  $100,000  of 11%  Series B Senior
Subordinated Notes (the "Notes") which mature on November 1, 2006. The Notes were exchanged for the then existing unregistered $100,000 of 11% Senior Subordinated Notes. The exchange offer was completed by May 29, 1997. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company presently outstanding and incurred in the future. The Notes contain certain restrictive covenants the more significant of which are limitations on asset sales, additional indebtedness, mergers and certain restricted payments, including dividends. Under the Indenture governing the Notes, the Company is obligated to furnish holders of the Notes with financial information that would be required to be contained in filings with the Securities and Exchange Commission. The Company is furnishing Note holders with copies of the restated financial results discussed in Note 2 and, therefore, has cured, within any applicable cure period, any default that may have existed as a result of inaccuracies contained in any previously furnished financial information.

In connection with the Recapitalization, the Company entered into a new credit facility providing up to $475,000 of senior bank financing ("Credit Facility"). The proceeds of the Credit Facility were used to refinance $439,602 of indebtedness outstanding on the date of the Recapitalization which resulted in an extraordinary loss of $4,208 from the write-off of previously capitalized deferred financing fees. No income tax benefit was recorded with respect to this write-off. In addition, the Credit Facility will be used to provide for the Company's working capital requirements and any future acquisitions.

The Credit Facility consists of a $400,000 term loan facility and a $75,000 revolving credit facility (the "Revolving Facility"). The term loan facility consists of a term loan of $150,000 ("Term Loan A") and a term loan of $250,000 ("Term Loan B"), which mature on December 10, 2005 and June 10, 2006, respectively. The Company is required to make quarterly principal repayments on each term loan beginning January 15, 2000 for Term Loan B and January 15, 2001 for Term Loan A. Term Loan A bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. Term Loan B bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 3.0% or (b) at the reserve adjusted Eurodollar rate plus 4.0%. As of December 31, 2001 and 2000, the interest rate for Term Loan A was 5.68% and 10.05%, respectively. As of December 31, 2001 and 2000, the interest rate for Term Loan B was 6.43% and 10.80%, respectively. See Note 24 for an explanation of interest rate adjustments for 2002 and thereafter.

The Revolving Facility has a term of six years and is fully revolving until December 10, 2005. The Revolving Facility bears interest, at the Company's option, (a) at a base rate equal to the greater of the federal funds rate plus 0.5% or the lender's prime rate, plus 2.25% or (b) at the reserve adjusted Eurodollar rate plus 3.25%. The average interest rate was 5.83% and 10.04% at December 31, 2001 and 2000, respectively. Also outstanding under the Revolving Facility are letters of credit of $8,571, which expire at various dates within the next year. After outstanding letters of credit, the Company had $20,429 available under the Revolving Facility at December 31, 2001.

The Credit Facility is guaranteed by substantially all of the Company's present domestic subsidiaries and is secured by substantially all of the stock of the Company's present domestic subsidiaries, by substantially all of the Company's domestic property assets and by certain shares of the Company's Voting Common Stock. The Credit Facility contains certain covenants the more significant of which limit dividends, asset sales, acquisitions and additional indebtedness, as well as requires the Company to satisfy certain financial performance ratios. As discussed in Note 24, the Company amended its Credit Facility to obtain waivers for the certain events of non-compliance since December 31, 2000 and further amended certain of the financial performance ratios.

The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current domestic subsidiaries, with the exception of OSI Education Services Inc., and any additional domestic subsidiaries formed by the Company that become guarantors under the Credit Facility (the "Restricted Subsidiaries").

The Restricted Subsidiaries are wholly-owned by the Company and constitute all of the direct and indirect subsidiaries of the Company except for certain subsidiaries that are individually, and in the aggregate inconsequential. The Company is a holding company with no separate operations, although it incurs some expenses. The Company has no significant assets or liabilities other than the common stock of its subsidiaries, debt, related deferred financing costs and accrued expenses. The aggregate assets, liabilities, results of operations and stockholders' equity of the Restricted Subsidiaries are substantially equivalent to those of the Company on a consolidated basis and the separate financial statements of each of the Restricted Subsidiaries are not presented because management has determined that they would not be material to investors.

Summarized combined financial information of the Restricted Subsidiaries is shown below:
                                                                      2000
                                                                  As Restated
                                               2001              (Notes 2 & 22)
                                               ----              --------------

     Total assets                            $600,688               $591,559
                                             ========               ========

     Total liabilities                       $149,642               $163,960
                                             ========               ========

     Operating revenue                       $579,314               $532,642
                                             ========               ========

     Income from operations                  $ 46,010               $ 44,978
                                             ========               ========

         Net income                          $  4,958               $  8,777
                                             ========               ========

Maturities of debt and capital leases at December 31, 2001 are as follows:

                                                                       Capital
                                                        Debt            Leases
                                                        ----           -------

     2002                                           $   17,590         $   238
     2003                                               37,500             195
     2004                                               40,000              45
     2005                                              201,750               -
     2006                                              241,750               -
     Thereafter                                              -               -
                                                    ----------         -------
     Total Payments                                 $  538,590             478
                                                    ==========
     Less amounts representing interest                                     48
                                                                       -------
     Present value of minimum lease payments                           $   430
                                                                       =======


7.   OTHER LIABILITIES

Other liabilities consist of the following at December 31:

                                                            2001          2000
                                                            ----          ----
     Accrued acquisition related office closure
       costs, over-market leases and other costs          $  3,676      $  5,665
     Accrued interest                                        9,764        11,854
     Deferred revenue                                       10,264        10,424
     Environmental reserves                                 19,698        21,078
     Derivative hedge liability                             11,934             -
     Other                                                  21,010        22,059
                                                          --------      --------
                                                          $ 76,346      $ 71,080
                                                          ========      ========


The environmental reserves, on an undiscounted basis, at December 31, 2001 and 2000 are for environmental proceedings as a result of the Union acquisition. Union and certain of its subsidiaries are parties to several pending environmental proceedings involving the United States Environmental Protection Agency and comparable state environmental agencies. All of these matters related to discontinued operations of former divisions or subsidiaries of Union for which they have potential continuing responsibility. Management, in consultation with both legal counsel and environmental consultants, has established the aforementioned liabilities that it believes are adequate for the ultimate resolution of these environmental proceedings. However, Union or its subsidiaries may be exposed to additional substantial liability for these proceedings as additional information becomes available over the long-term. See
Note 14.


8.   MANDATORILY REDEEMABLE PREFERRED STOCK

Mandatorily redeemable preferred stock consists of the following at December 31:

                                        14% Senior
                                        Mandatorily       Junior
                                        Redeemable      Preferred
                                      Preferred Stock     Stock         Total
                                      ---------------- -----------  ------------

     Balance at December 31, 1999       $    78,695     $  7,021     $  85,716

     Accrued dividends                       14,887          351        15,238
     Accretion of preferred stock             2,501            -         2,501
                                        -----------     --------     ---------

     Balance at December 31, 2000       $    96,083     $  7,372     $ 103,455

     Accrued dividends                       17,076          369        17,445
     Accretion of preferred stock             2,582            -         2,582
                                        -----------     --------     ---------

     Balance at December 31, 2001       $   115,741     $  7,741     $ 123,482
                                        ===========     ========     =========

On December 10, 1999, in connection with the Recapitalization, the Board of Directors authorized 50,000 shares of Class A 14% Senior Mandatorily Redeemable Preferred Stock, no par value and 150,000 shares of Class B 14% Senior Mandatorily Redeemable Preferred Stock, no par value. Furthermore, the Company issued 25,000 shares of Class A 14% Senior Mandatorily Redeemable Preferred
Stock,  ("Class  A"),  Series A, no par value and  75,000  shares of Class B 14%
Senior Mandatorily Redeemable Preferred Stock, ("Class B"), Series A, no par value; collectively referred to as Senior Preferred Stock; along with 596,913.07 shares of the Company's common stock, valued at $37.47 per share, for $100,000. The Company may issue up to one additional series of each Class A and Class B solely to the existing holders in exchange for shares of Class A, Series A or Class B, Series A. The liquidation value of each share of Senior Preferred Stock is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 14% of the liquidation value and are payable quarterly. The Company may, at its option and upon written notice to preferred shareholders, redeem all or any portion of the outstanding Senior Preferred Stock on a pro-rata basis at the redemption prices in cash at a stated percentage of the liquidation value plus all accrued and unpaid dividends. The redemption prices for Class A are 110%, 114%, 107%, 103.5% and 100% of the liquidation value for the period December 15, 1999 through June 15, 2001, June 16, 2001 through December 14, 2003, December 15, 2003 through December 14, 2004, December 15, 2004 through December 14, 2005 and December 15, 2005 and thereafter, respectively. The redemption price for Class B is 100% of the liquidation value. However, on December 10, 2007, the Company must redeem all of the shares of the Senior Preferred Stock then outstanding at a redemption price equal to 100% of the liquidation value per share plus accrued and unpaid dividends. Pursuant to the Company's financing arrangements, the payment of dividends and/or the repurchase of shares of Senior Preferred Stock is allowed as long as no default on the financing arrangements shall have occurred. The 14% Senior Mandatorily Redeemable Preferred Stock was recorded at $77,634 to take into account common stock issued in conjunction with the sale of the Senior Preferred Stock and will accrete to $100,000 by December 10, 2007 using the interest rate method.

On December 10, 1999, in connection with the Recapitalization, the Company authorized 50,000 shares and issued 7,000 shares of Junior Preferred Stock ("Junior Preferred Shares"). The liquidation value of each Junior Preferred Share is $1,000 plus accrued and unpaid dividends. Dividends, as may be declared by the Company's Board of Directors, are cumulative at an annual rate of 5% of the liquidation value until December 10, 2003 and then at an annual rate of 8% thereafter and are payable annually; however the dividend rate will increase to 20% upon consummation of certain events. The Company will pay dividends in the form of additional Junior Preferred Shares. The Company may, at its sole option and upon written notice, redeem, subject to limitations, all or any portion of the outstanding Junior Preferred Shares for $1,000 per share plus all accrued and unpaid dividends, through the redemption date, whether or not such dividends have been authorized or declared. However, on January 10, 2008, the Company must redeem all of the shares of the Junior Preferred Stock then outstanding at a redemption price equal to $1,000 per share plus accrued and unpaid dividends as long as all of the shares of the Senior Preferred Stock have been redeemed. Upon consummation of a primary public offering having an aggregate offering value of at least $50,000, each holder of Junior Preferred Shares shall have the right to convert all, but not less than all, into shares of voting common stock based upon the public offering price.


9.   STOCKHOLDERS' EQUITY AND WARRANTS

Each share of Non-Voting Common Stock is convertible at the shareholders option into an equal number of shares of Voting Common Stock subject to the requirements set forth in the Company's Certificate of Incorporation.

In connection with the Recapitalization, all warrants (46,088.67) then outstanding were exchanged for cash with each holder receiving cash for the difference between $37.47 per share and their exercise price of $12.50. Consequently, there are no warrants outstanding at December 31, 2001 and 2000.

In 2000, the Company issued 50,040.03 shares of its Voting Common Stock at prices approximating fair value to certain members of senior management in exchange for cash and interest bearing notes secured by the shares along with certain personal assets of the members of senior management. The outstanding principal balances plus accrued interest of these notes amounted to $1,960 and $1,817 at December 31, 2001 and 2000, respectively, and are classified as an increase to stockholders' deficit.

In 2001, the Company completed a sale of 489,795.93 shares of Senior Common Stock for $24,000 ($22,004 after all related expenses) to a private equity firm and to certain members of its existing private investor group, including MDP, the Company's majority stockholder.


10.  INCOME TAXES

Major components of the Company's income tax provision are as follows:

                                              2001          2000          1999
                                              ----          ----          ----
Current:
     Federal                             $       -     $       -     $       -
     State                                     500           400           550
     Foreign                                    69           194           209
                                         ---------     ---------     ---------
       Total current                           569           594           759
                                         ---------     ---------     ---------

Deferred:
     Federal                                     -             -             -
     State                                       -             -             -
     Foreign                                     -             -             -
                                         ---------     ---------     ---------
       Total deferred                            -             -             -
                                         ---------     ---------     ---------

       Provision for income taxes        $     569     $     594     $     759
                                         =========     =========     =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred income taxes result primarily from net operating loss carryforwards, differences in loans and accounts receivable purchased, amortization methods on other intangible assets and depreciation methods on fixed assets.

Net deferred tax assets consist of the following at December 31:

                                                                     2000
                                                                  As Restated
                                                    2001         (Notes 2 & 22)
                                                    ----         --------------
Deferred tax assets:
     Net operating loss carryforwards         $   77,662           $   68,473
     Accrued liabilities                          16,044               15,894
     Loans and accounts receivable                (1,084)              (1,176)
     Property and equipment                         (993)                 392
     Intangible assets                            (1,963)               1,236
     Tax credit carryforwards                     10,625                8,375
     Other                                           414                1,402
                                              ----------           ----------
Total deferred tax assets                        100,705               94,596
Less valuation allowance                        (100,705)             (94,596)
                                              ----------           ----------
Net deferred tax assets                       $        -           $        -
                                              ==========           ==========

The valuation allowance was $100,705 and $94,596 at December 31, 2001 and 2000, respectively. The Company has determined the valuation allowance based upon the weight of available evidence regarding future taxable income consistent with the principles of SFAS No. 109, Accounting for Income Taxes. The increases in the valuation allowance during 2001, 2000 and 1999 were primarily the result of net changes in temporary differences, and an increase in the net operating loss and tax credit carryforwards. The valuation allowance also includes amounts related to previous acquisitions from years before 2001. Future realization of these deferred tax assets would result in the reduction of goodwill recorded in connection with the acquisitions.

The Company has federal net operating loss carryforwards of $177,699 as of December 31, 2001 available to offset future taxable income of the consolidated group of corporations. Since the Recapitalization transaction on December 10, 1999 constituted a change of ownership for tax purposes, tax law imposes a limitation on the future use of the Company's net operating loss carryforwards generated through the date of the change in ownership. The annual limit is equal to the long-term tax-exempt bond rate times the fair imputed value of the Company's stock immediately before the change in ownership. In addition, the
Company acquired a net operating loss carryforward of $3,800 with the acquisition of Union that is subject to special tax law restrictions that limit its potential benefit. These loss carryforwards expire between 2010 and 2021.

The Company also has available federal tax credit carryforwards of approximately $778 which expire between 2003 and 2014 and federal minimum tax credit carryforwards of approximately $759 which may be carried forward indefinitely. The Company has various state tax credit carryforwards of approximately $8,993 with various expiration dates primarily from South Carolina, Alabama, Georgia and Pennsylvania for new job creation and new capital investment.

Since the Company has a history of generating net operating losses, management does not expect the Company to generate taxable income in the foreseeable future sufficient to realize tax benefits from the net operating loss carryforwards or the future reversal of the net deductible temporary differences. The amount of the deferred tax assets considered realizable, however, is subject to reassessment in future years if estimates of future taxable income during the carryforward period change.

A reconciliation of the Company's reported income tax provision to the U.S. federal statutory rate is as follows:
                                                           2000
                                                        As Restated
                                             2001     (Notes 2 & 22)      1999
                                             ----     --------------      ----

Federal tax benefits
   at statutory rate                      $ (4,347)     $ (8,335)     $ (13,257)

State income taxes
   (net of federal tax benefits)            (7,011)       (9,816)          (874)

Nondeductible amortization                   3,551         3,546          3,753

Other                                        2,068          (825)         2,371

Foreign                                        199           194              -

Deferred tax valuation allowance             6,109        15,830          8,766
                                          --------       -------      ---------

Provision for income taxes                $    569       $   594      $     759
                                          ========       =======      =========


11.  RELATED PARTY TRANSACTIONS

In   connection   with  the   agreements   executed  in   connection   with  the
Recapitalization discussed in Note 3, the Company paid transaction costs and advisory fees to certain Company stockholders. Such costs were $17,092 for the year ended December 31, 1999.

Under an Advisory Services Agreement, the Company expensed $500 in 2001 and 2000 for professional services rendered by MDP, the majority stockholder of the Company.

Under various financing arrangements associated with the Company's Credit Facility, the Company incurred interest expense of $2,981, $2,358 and $3,376 for the years ended December 31, 2001, 2000 and 1999, respectively, to certain Company stockholders of which one is a financial institution and was co-administrative agent of the Company's prior credit facility.


12.  STOCK OPTION AND AWARD PLANS

Under terms of the Company's stock option plans, selected employees, directors and certain consultants may be granted options and other awards. The plans are stock award and incentive plans which permit the issuance of options, stock appreciation rights ("SARs") in tandem with such options, restricted stock, and other stock-based awards. The plans reserved 1,150,000 Voting Common Shares for grants and provides that the term of each award, not to exceed ten years, be determined by the Compensation Committee of the Board of Directors (the "Committee") charged with administering the plan.

Under the terms of certain plans, options granted may be either nonqualified or incentive stock options and the exercise price generally may not be less than the fair market value of a Voting Common Share, as determined by the Committee, on the date of grant. SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. As of December 31, 2001, no SARs have been granted. The awarded stock options vest over periods ranging from three to four years and vesting may be accelerated upon the occurrence of a change in control as defined in the plans. The options expire ten years after date of grant.

In June 1999, 25,500 options were repriced from a grant price of $40.00 to $25.00. In addition, 58,500 options were repriced from a grant price of $65.00 or $50.00 to $40.00. Simultaneously, the vesting provisions of certain options were modified to provide for pro rata vesting over a specified number of years. Accordingly, compensation expense of $708 was recognized during 1999 as a result of these modifications of certain options and is reflected in the accompanying statement of operations. In addition, in connection with the Recapitalization, certain options were exercised and the holders of such options received a cash payment equal to the exercise price of such options and $37.47, the price per share at which the Recapitalization was consummated.


A summary of the plans activity is as follows:

                                          Number of Shares     Weighted Average
                                          of Stock Subject      Exercise Price
                                             to Options           Per Share
                                          ----------------     ----------------

     Outstanding at January 1, 1999            578,821              25.63
     Granted                                   214,000              40.00
     Forfeited                                (104,500)             28.52
     Exercised                                (245,396)             18.59
                                              --------

     Outstanding at December 31, 1999          442,925              31.69
     Granted                                   305,420              37.47
     Forfeited                                 (38,000)             40.00
     Exercised                                  (5,000)             25.00
                                              --------

     Outstanding at December 31, 2000          705,345              33.79
     Granted                                    52,000              49.00
     Forfeited                                  (4,500)             37.47
     Exercised                                  (1,500)             37.47
                                              --------

     Outstanding at December 31, 2001          751,345              34.82
                                              ========

Exercisable shares at December 31, 2001, 2000 and 1999 were 475,447, 399,925 and 442,925, respectively.

A summary of stock options outstanding at December 31, 2001 is as follows:

                            Options Outstanding             Options Exercisable
                ----------------------------------------  ----------------------
                                 Weighted
                                 Average
 Exercise          Number       Remaining      Exercise    Number      Exercise
 Price          Outstanding  Contractual Life    Price    Exercisable    Price
--------------  -----------  ----------------  ---------  -----------  ---------
   $12.50          70,175      4.7 years        $12.50      70,175      $12.50
   $25.00         111,750      5.6 years        $25.00     111,750      $25.00
   $37.47         299,420      8.6 years        $37.47      75,522      $37.47
   $40.00         218,000      7.1 years        $40.00     218,000      $40.00
   $49.00          52,000      9.9 years        $49.00           -           -
                  -------                                  -------
$12.50-$49.00     751,345      6.9 years        $34.82     475,447      $32.01
                  =======                                  =======

The Company accounts for the stock option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for the majority of stock option awards. As required by SFAS No. 123, the Company has estimated the fair value of its option grants since January 1, 1996. The fair value for these options was estimated at the date of the grant based on the following weighted average assumptions:

                                                  2001       2000        1999
                                                  ----       ----        ----

     Risk free rate                               3.59%      5.06%       5.0%
     Expected dividend yield of stock                0%         0%         0%
     Expected volatility of stock                    0%         0%         0%
     Expected life of option (years)               10.0       10.0       10.0

Since the Company's common stock is not publicly traded, the expected stock price volatility is assumed to be zero. The weighted fair values of options granted during 2001, 2000 and 1999 were $15.23, $14.83 and $15.74, respectively. The Company's pro forma information is as follows:

                                                       2000
                                                   As Restated
                                    2001          (Notes 2 & 22)           1999
                                    ----          --------------           ----
     Net loss:
        As reported              $(13,355)          $(25,108)          $(43,957)
        Pro forma                 (14,712)           (26,493)           (45,436)


In addition, the Committee may grant restricted stock to participants of the plans at no cost. Other than the restrictions which limit the sale and transfer of these shares, recipients of restricted stock awards are entitled to vote shares of restricted stock and dividends paid on such stock. No restricted stock has been granted as of December 31, 2001.


13.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company enters into servicing agreements with companies which service loans for others. The servicers handle the collection efforts on certain nonperforming loans and accounts receivable on the Company's behalf. Payments to the servicers vary depending on the servicing contract. Current contracts expire on the anniversary date of such contracts but are automatically renewable at the option of the Company.

A subsidiary of the Company has several Portfolio Flow Purchase Agreements, whereby the subsidiary has a monthly commitment to purchase nonperforming loans meeting certain criteria for an agreed upon price subject to due diligence. The duration of these agreements do not extend beyond one year. The purchases under the Portfolio Flow Purchase Agreements were $23,890, $16,371 and $33,303, which excludes amounts purchased and subsequently sold to FINCO (see Note 20), for the years ended December 31, 2001, 2000 and 1999, respectively.

The  Company  leases  certain   office  space  and  computer   equipment   under
non-cancelable operating leases. These non-cancelable operating leases, with terms in excess of one year, are due in approximate amounts as follows:

                                                             Amount
                                                            --------
     2002                                                   $ 20,149
     2003                                                     17,198
     2004                                                     15,465
     2005                                                     14,169
     2006                                                     12,164
     Thereafter                                               12,025
                                                            --------
          Total lease payments                              $ 91,170
                                                            ========

Rent expense under operating leases was $19,288, $18,372 and $16,974 for the years ended December 31, 2001, 2000 and 1999, respectively.


14.  LITIGATION AND ENVIRONMENTAL

At December 31, 2001, the Company and certain of its subsidiaries were involved in a number of legal proceedings and claims that occurred in the normal course of business and are routine to the nature of the Company's business. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at December 31, 2001.

Current operations of the Company and its subsidiaries do not involve activities materially affecting the environment. However, The Union Corporation, a subsidiary of the Company, and certain of its subsidiaries are parties to several pending environmental proceedings involving the United States Environmental Protection Agency, or EPA, and comparable state environmental agencies in Indiana, Maryland, Massachusetts, New Jersey, Ohio, Pennsylvania,
South Carolina and Virginia. All of these matters relate to discontinued operations of subsidiaries or former divisions of Union for which it has potential continuing responsibility. Upon completion of the acquisition of Union, the Company, in consultation with both legal counsel and environmental consultants, established reserves that it believes will be adequate for the ultimate settlement of these environmental proceedings.

One group of Union's known environmental proceedings relates to Superfund or other sites where liability of Union or one or more of its subsidiaries arises from arranging for the disposal of allegedly hazardous substances in the ordinary course of prior business operations. In most of these "generator" liability cases, involvement by Union or one or more of its subsidaries is considered to be de minimus (i.e., a volumetric share of approximately 1% or less) and in each of these cases Union or one or more of its subsidiaries is only one of many potentially responsible parties. From the information currently available, there are a sufficient number of other economically viable participating parties so that the projected liability of Union or one or more of its subsidiaries, although potentially joint and several, is consistent with its allocable share of liability. At one "generator" liability site, Union's involvement is potentially more significant because of the volume of waste contributed in past years by a currently inactive subsidiary. Insufficient information is available regarding the need for or extent and scope of any remedial actions which may be required. Union has recorded what it believes to be a reasonable estimate of its ultimate liability, based on current information, for this site.

The second group of matters relates to environmental issues on properties currently or formerly owned or operated by a subsidiary or division of Union. These cases generally involve matters for which Union or an inactive subsidiary is the sole or primary responsible party. In one case, the Metal Bank Cottman Avenue site, the EPA issued a record of decision on February 6, 1998. According to the record of decision, the cost to perform the remediation selected by the EPA for the site is estimated by the EPA to be approximately $17.3 million. The aggregate amount reserved by Union for this site was $18.2 million, which represented Union's best estimate of the ultimate potential legal and consulting costs for defending its legal and technical positions regarding remediation of this site and its portion of the potential remediation costs that will ultimately be incurred by it, based on current information. However, Union may be exposed to additional substantial liability for this site as additional information becomes available over the long-term. Actual remediation costs cannot be computed until such remedial action is completed. Some of the other sites involving Union or an inactive subsidiary are at a state where an assessment of ultimate liability, if any, cannot reasonably be made at this time.

It is Union's policy to comply fully with all laws regulating activities affecting the environment and to meet its obligations in this area. In many "generator" liability cases, reasonable cost estimates are available on which to base reserves on Union's likely allocated share among viable parties. Where insufficient information is available regarding projected remedial actions for these "generator" liability cases, Union has recorded what it believes to be reasonable estimates of its potential liabilities. Reserves for liability for sites on which former operations were conducted are based on cost estimates of remedial actions projected for these sites. The Company periodically reviews all known environmental claims, where information is available, to provide reasonable assurance that reserves are adequate.


15.  DERIVATIVES AND HEDGING ACTIVITIES

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's Credit Facility, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments.

At December 31, 2001, the Company had interest rate swap and collared swap agreements outstanding in the notional amounts of $75,000 and $225,000, respectively. At December 31, 2000, the Company had interest rate swap and collared swap agreements outstanding in the notional amounts of $50,000 and $150,000, respectively.

Under the interest rate collared swap agreements maturing June 2003 relating to $150,000 nominal amount of its term debt, the Company pays three month LIBOR between 5.90% and 8.50% in addition to the applicable margin as set forth in the Credit Facility. In the event, however, the three month LIBOR falls below 5.90%, the Company would be required to pay 7.0% plus the applicable margin, until such time the three month LIBOR rises above 5.90%, at which time the rate returns to a variable rate.

In September 2001, the Company accelerated the call option of an interest rate swap agreement maturing November 2006 relating to $50,000 notional amount of its 11.0% senior subordinated notes and entered into a new interest rate swap agreement maturing November 2006 relating to $75,000 notional amount of its 11.0% senior subordinated notes. Under this agreement, the Company pays floating three month LIBOR plus 5.50%. The financial institution has the right to call the agreement, at its discretion, after May 1, 2003. In addition, the Company entered into an interest rate collared swap agreement maturing November 2006 relating to $75,000 notional amount of its term debt. Under the agreement, the Company pays floating three month LIBOR, capped at 6.75%, plus the applicable margin as set forth in the Credit Facility. In the event, however, the three month LIBOR drops below 2.50% from November 1, 2001 to April 30, 2002, 2.85% from May 1, 2002 to April 30, 2003, or 4.10% from May 1, 2003 to November 1, 2006, the Company would be required to pay 5.50% plus the applicable margin, until such time the three month LIBOR rises above the period floor, at which time the rate returns to a variable rate.

The three month LIBOR rate (Euro dollar rate) at December 31, 2001 and 2000 was 1.9% and 6.6%, respectively.

On January 1, 2001, the Company implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and
SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. As noted above, the Company is subject to the risk of fluctuating interest rates in the normal course of business from time to time and as required by the Company's Credit Facility, the Company will employ derivative financial instruments as part of its risk management program. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The Company's transition adjustment upon adoption of the Statement required the recording of a liability of $3,691 with an offset of the same amount to accumulated other comprehensive income (loss). As of December 31, 2001, this liability is $11,934 and is included in other liabilities and $8,883 is included in accumulated other comprehensive income
(loss). During the year ended December 31, 2001, the Company recorded, as additional interest expense, $3,051 due to the hedges' ineffectiveness.


16.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the year ended December 31 are as follows:

                                                           2000
                                                       As Restated
                                              2001    (Notes 2 & 22)      1999
                                              ----    --------------      ----
     Net income (loss):                    $(13,355)     $(25,108)     $(43,957)
     Other comprehensive income item:
       Cumulative effect of adoption
          of the Statement                   (3,691)            -             -
       Fair market value adjustments
          on derivatives                     (5,192)            -             -
                                           --------      --------      --------
     Total comprehensive income (loss)     $(22,238)     $(25,108)     $(43,957)
                                           ========      ========      ========


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values and the methods and assumptions used to estimate the fair values of the financial instruments of the Company as of December 31, 2001 and 2000 are as follows. The carrying amount of cash and cash equivalents and long-term debt except the Notes, approximates the fair value. The approximate fair value of the Notes at December 31, 2001 and 2000 was $80,000 and $80,000, respectively. The fair value of the long-term debt was determined based on current market rates offered on notes and debt with similar terms and maturities. The fair value of Receivables was determined based on both market pricing and discounted expected cash flows. The discount rate was based on an acceptable rate of return adjusted for the risk inherent in the Receivable portfolios. The estimated fair value of Receivables approximated their carrying value at December 31, 2001 and 2000.


18.  EMPLOYEE BENEFIT PLANS

At December 31, 2001, the Company has two defined contribution plans, one of which it acquired through the Union acquisition, which provides retirement benefits to the majority of all full time employees. The Company matches a portion of employee contributions to the plans. Company contributions to these plans, charged to expense, were $1,913, $1,652 and $1,654 for the years ended December 31, 2001, 2000 and 1999, respectively.

In November 2000, the Company established a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance, which is included in other assets, was $943 and $175 at December 31, 2001 and 2000, respectively. The cash surrender value of the Company-owned life insurance and the deferred compensation liability, which is included in other liabilities, was $829 and $160 at December 31, 2001 and 2000, respectively.


19.  SEGMENT INFORMATION

The Company has three reportable segments, Outsourcing Services, Portfolio Services and Recovery Services. The Outsourcing Services segment provides services such as contract management of accounts receivable, billing and teleservicing services, letter series programs and banking and financial services transaction processing. Portfolio Services involve acquiring portfolios of charged-off consumer receivables from credit grantors or other owners, servicing such portfolios and retaining all amounts collected and servicing customer owned portfolios for an agreed upon servicing fee. The Recovery
Services segment collects delinquent or charged-off consumer accounts for a fixed percentage of realized collections or a fixed fee per account. The Company derives substantially of its revenues from domestic customers.

The chief operating decision maker evaluates performance of the segments based on Adjusted Operating EBITDA (Earnings before interest expense, taxes, depreciation, amortization and corporate and shared expenses, but after amortization of purchased loans and accounts receivable portfolios). Adjusted Operating EBITDA includes only the costs directly attributable to the operations of the individual segment. Eliminations represent intercompany revenue. Assets are not identified by the individual segments and, therefore, are not reported by segment.

The accounting policies for the Company's segments are consistent with the corporate accounting policies outlined in Note 1 to the accompanying financial statements.

The following table presents certain data by business segment:

                                                           2000
                                                        As Restated
     Revenues                                2001     (Notes 2 & 22)     1999
     --------                                ----     --------------     ----

     Outsourcing Services                  $339,298      $255,269      $212,039
     Portfolio Purchasing Services           96,044        92,779        85,815
     Recovery Services                      198,482       208,406       218,177
     Eliminations                           (21,478)      (15,378)      (11,606)
                                           --------      --------      --------
     Total Revenues                        $612,346      $541,076      $504,425
                                           ========      ========      ========

     Adjusted Operating EBITDA

     Outsourcing Services                  $ 46,426      $ 40,434      $ 35,447
     Portfolio Purchasing Services           16,717        13,432        10,152
     Recovery Services                       43,785        47,182        53,239
                                           --------      --------      --------
     Total Adjusted Operating EBITDA       $106,928      $101,048      $ 98,838
                                           ========      ========      ========



20.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

In October 1998, a special-purpose finance company, OSI Funding Corp., formed by the Company, entered into a revolving warehouse financing arrangement (the "Warehouse Facility") for up to $100,000 of funding capacity for the purchase of loans and accounts receivable portfolios over its five year term which expires in October 2003. In connection with the Recapitalization, OSI Funding Corp. converted to a limited liability company and is now OSI Funding LLC ("FINCO"), with OSI owning approximately 29% of the voting rights. An unrelated third party holds the majority voting rights of FINCO and has decision-making authority over FINCO's operations. The Company's investment in FINCO is accounted for under the equity method. In connection with the establishment of the Warehouse Facility, FINCO entered into an agreement with a subsidiary of the Company to provide certain administrative and collection services on a contingent fee basis (i.e., fee is based on a percent of amount collected). The Company believes the fee structure agreed to by FINCO is representative of a fee structure that would exist with an unrelated party. The services provided by the Company to FINCO are similar to those provided to unrelated parties. Revenue from FINCO is generally recognized by the Company as collections are received. All borrowings by FINCO under the Warehouse Facility are without recourse to the Company.

The following summarizes the transactions between the Company and FINCO for the year ended December 31:

                                                              2001         2000
                                                              ----         ----
     Sales of purchased loans and accounts receivables
            portfolios by the Company to FINCO              $63,399      $86,910

     Fees paid by FINCO to the Company                      $37,026      $26,827

Sales of purchased loans and accounts receivable portfolios by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. As such, the Company's Statements of Operations do not include revenues or expenses related to these loans and accounts receivable portfolios. In conjunction with an agreement to provide certain administrative and collection services to FINCO, the Company can achieve a bonus fee if amounts in excess of the original purchase price of a portfolio are recovered. Payment of any bonus fee is subject to certain collateral and collection sharing requirements as outlined in the agreement. Receivables from FINCO were $17,014 and $5,612 at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, FINCO had purchased loans and accounts receivable portfolios of $75,921 and $76,908, respectively. At December 31, 2001 and 2000, FINCO had outstanding borrowings of $66,391 and $67,636, respectively, under the Warehouse Facility.

FINCO's summarized results from operations for the years ended December 31, 2001 and 2000 are as follows:

                                              2001                  2000
                                              ----                  ----
     Net revenues                           $103,548             $ 76,578

     Income from operations                    5,010                4,363

     Net income                                1,400                  702


21.  CONVERSION, REALIGNMENT AND RELOCATION EXPENSES

After the Company's formation in 1995 and seven acquisitions, the Company adopted a strategy to align OSI along business services and establish call centers of excellence. As a result, the Company incurred $5,063 of nonrecurring conversion, realignment and relocation expenses for the year ended December 31, 1999. These expenses include costs resulting from the temporary duplication of operations, closure of certain call centers, costs of converting collection operating systems, and other one-time and redundant costs. No accrued amounts remained relative to these expenses at December 31, 1999.

In continuing the above strategy, the Company incurred $2,742 of nonrecurring realignment expenses for the year ended December 31, 2000. These expenses include costs resulting from closure of certain call centers, severance associated with these office closures and certain other one-time costs. All cash requirements relative to this charge were settled by December 31, 2000.

For the year ended December 31, 2001, the Company incurred $3,564 of nonrecurring consolidation, realignment and relocation expenses. These expenses include costs from consolidation of certain call centers, severance associated with these office closures, asset write-offs and certain other one-time costs. Accrued costs at December 31, 2001 were $451, all of which should be substantially settled in 2002.

22.  RESTATEMENT

As described in Note 2, the December 31, 2000 consolidated  financial statements
have  been   restated.   A  comparison  of  previously   reported  and  restated
consolidated financial statements follows:


Consolidated Balance Sheets
---------------------------                          December 31,
                                                      2000 As      December 31,
                                                     Previously      2000 As
                                                      Reported       Restated
                                                    ------------   ------------
ASSETS

Cash and cash equivalents                             $ 10,273       $ 10,273

Cash and cash equivalents held for clients              21,970         21,970

Accounts receivable - trade, less allowance
  for doubtful receivables of $447                      62,876         61,325

Purchased loans and accounts receivable
  portfolios                                            24,690         24,690

Property and equipment, net                             46,601         46,601

Intangible assets, less accumulated
  amortization of $54,218                              417,084        417,084

Deferred financing costs, less accumulated
  amortization of $4,538                                22,934         22,934

Other assets                                            30,426         27,770
                                                      --------       --------

             TOTAL                                    $636,854       $632,647
                                                      ========       ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                              $ 14,446       $ 15,896

Collections due to clients                              21,970         21,970

Accrued salaries, wages and benefits                    15,195         15,195

Debt                                                   539,463        539,463

Other liabilities                                       71,080         71,080

Commitments and contingencies                                -              -

Mandatorily redeemable preferred stock;
  redemption amount $123,115                           103,455        103,455

Stockholders' deficit:
  Voting common stock; $.01 par value;
    authorized 15,000,000 shares, 9,166,728.7
    shares issued                                           92             92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                   5              5
  Paid-in capital                                      200,537        200,537
  Accumulated deficit                                 (192,715)      (198,372)
  Notes receivable from management for
    shares sold                                         (1,817)        (1,817)
  Common stock in treasury, at cost;
    3,078,249.07 shares                               (134,857)      (134,857)
                                                      --------       --------
        Total stockholders' deficit                   (128,755)      (134,412)
                                                      --------       --------
               TOTAL                                  $636,854       $632,647
                                                      ========       ========

Statements of Operations                               For the Year Ended
------------------------                         ------------------------------
                                                 December 31,
                                                    2000 As        December 31,
                                                  Previously          2000 As
                                                   Reported          Restated
                                                 ------------      ------------

REVENUES                                          $  542,627       $   541,076

EXPENSES:
  Salaries and benefits                              264,293           264,293
  Service fees and other operating
    and administrative expenses                      173,351           177,457
  Amortization of purchased loans
    and accounts receivable portfolios                28,092            28,092
  Amortization of goodwill and other
    intangibles                                       16,082            16,082
  Depreciation expense                                15,803            15,803
  Compensation expense related to
    redemption of stock options                          187               187
  Conversion, realignment and relocation
    expenses                                           2,742             2,742
                                                  ----------        ----------
          Total expenses                             500,550           504,656
                                                  ----------        ----------

OPERATING INCOME                                      42,077            36,420

INTEREST EXPENSE - Net                                60,934            60,934
                                                  ----------        ----------

LOSS BEFORE INCOME TAXES                             (18,857)          (24,514)

PROVISION FOR INCOME TAXES                               594               594
                                                  ----------        ----------

NET LOSS                                             (19,451)          (25,108)

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
ACCRETION OF SENIOR PREFERRED STOCK                   17,739            17,739
                                                  ----------        ----------

NET LOSS TO COMMON STOCKHOLDERS                   $  (37,190)       $  (42,847)
                                                  ==========        ==========

23.  QUARTERLY FINANCIAL DATA (unaudited)

As described in Note 2, the unaudited quarterly information for the three months ended December 31, 2000 and September 30, 2001 have been restated.

Unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:


                                            Third as
                                           Previously    Third as
2001                 First      Second      Reported     Restated       Fourth

Revenues           $151,586    $157,433     $151,023     $152,902      $150,425
Operating income     14,910      16,074       16,623       13,163         2,516
Net income (loss)    (1,526)      2,080          (61)      (3,521)      (10,388)


                                                         Fourth as
                                                         Previously    Fourth as
2000                 First      Second       Third       Reported      Restated

Revenues           $133,250    $137,373     $133,871     $138,133      $136,582
Operating income     10,988      10,175        9,679       11,235         5,578
Net loss             (3,380)     (5,203)      (5,763)      (5,105)      (10,762)

The fourth quarter of 2001 includes a charge for conversion, realignment and relocation expenses of $3,564. See Note 21.

24.  SUBSEQUENT EVENT-DEBT

As a result of the restatement of financial results as discussed in Note 2, the Company breached certain covenants, representations and warranties in each of its Credit Facility and the Warehouse Facility. In response, the Company and the lenders to the Credit Facility amended the facility effective April 10, 2002. The amendment to the Credit Facility includes provisions that amend the financial covenants, waive certain existing defaults of covenants and breaches in representations and warranties, increase the interest rate on borrowings pursuant to the facility (as discussed below), and, during 2002, reduce the Company's availability under its Credit Facility by $5,000, and limit capital expenditures, investments and acquisitions. In connection with the amendment, the Company also issued 4,150 shares of its Series B Junior Preferred Stock with attached warrants to acquire 42,347 shares of the Company's Senior Common Stock to Madison Dearborn Capital Partners III, L.P. and Madison Dearborn Special Equity III, L.P. for a total purchase price of $4,150. The proceeds of this sale were used to repay the Revolving Facility in the amount of $2,075 and the balance pro-rata to the Term A and B loans, as provided in the Credit Facility. From April 10, 2002 until such time as the Company delivers to the lenders a compliance certificate for the period ended December 31, 2002, borrowings under the Revolving Facility and Term A Loan of the Credit Facility will bear interest, at the Company's option at (a), the lender's prime rate, plus 2.75% or at (b) the Eurodollar rate plus 3.75%. Borrowings under the Term B Loan will bear interest, at the Company's option, at (a) the lenders' prime rate plus 3.50% or (b) the Eurodollar rate plus 4.50%. The amortization and maturity were not amended. Following this amendment, the Company is in compliance with the Credit Facility and, subject to the Warehouse Facility issues discussed below, expects to be in compliance throughout 2002.

The Company has also received a waiver from the lender under the Warehouse Facility for certain breaches of covenants, representations and warranties with respect to periods through year-end 2001. Since the Company, on an ongoing, basis will continue to be in breach of certain financial covenants, representations and warranties, it has initiated discussions with the lender under the Warehouse Facility for the purpose of seeking to amend such facility to cure such breaches, although there can be no assurance that the Company will be successful in negotiating such an amendment. If the Company is unsuccessful in negotiating such an amendment, notwithstanding the waiver received, the Company may again breach certain covenants, representations and warranties in the Warehouse Facility and there can be no assurances that the lender will extend the waiver to cover such breaches. On an ongoing basis, the Company has also been engaged in discussions with certain other providers of similar warehouse facilities. While there can be no assurances, the Company believes that other warehouse facilities would be available on economic terms and in amounts comparable to the Company's existing Warehouse Facility which would allow the Company to continue its business of purchasing of loans and accounts receivable. In the event the Company is unable to amend the current warehouse facility and it is terminated and the Company is unable to enter a replacement warehouse facility, the Company would be in default of its Credit Facility.

INDEPENDENT AUDITORS' REPORT


To the Stockholders of Outsourcing Solutions Inc.:

We have audited the consolidated financial statements of Outsourcing Solutions Inc. and its subsidiaries for the year ended December 31, 1999, and have issued our report thereon dated March 28, 2000; such consolidated financial statements and report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Outsourcing Solutions Inc. and its subsidaries for the year ended December 31, 1999, listed in the accompanying index at Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects set forth therein.





/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP



St. Louis, Missouri
March 28, 2000

Outsourcing Solutions Inc. and Subsidiaries                          Schedule II
Valuation and Qualifying Accounts and Reserves
For the year ended December 31, 2001, 2000 and 1999
(In thousands)



  Column A      Column B           Column C           Column D      Column E
-------------   ---------   ----------------------  ------------    --------
                                   Additions
                            ----------------------
                 Balance     Charged      Charged    Deductions      Balance
                @ beg. of      to         to Other    (Please       @ end of
 Description     Period      Expenses     Accounts    explain)       Period
-------------   ---------   ----------   ---------   -----------    --------

Allowance for
doubtful accounts:

     2001       $    447    $  1,289            -    $    656 (A)   $  1,080
                ========    ========     ========    ========       ========

     2000       $    529    $    671            -    $    753 (A)   $    447
                ========    ========     ========    ========       ========

     1999       $  1,309    $    651            -    $  1,431 (A)   $    529
                ========    ========     ========    ========       ========


Environmental
reserves:

     2001       $ 21,078           -            -    $  1,380 (B)   $ 19,698
                ========    ========     ========    ========       ========

     2000       $ 22,218           -            -    $  1,140 (B)   $ 21,078
                ========    ========     ========    ========       ========

     1999       $ 22,726           -            -    $    508 (B)   $ 22,218
                ========    ========     ========    ========       ========




(A)  Accounts receivable write-offs and adjustments, net of recoveries.
(B)  Payments for environmental matters.